Form 10-Q
period 2021-03-31
Lowell Farms Inc.
filed 2021-05-17
CIK 1838128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number 000-31311

LOWELL FARMS INC.

(Exact name of Registrant as Specified in its Charter)

British Columbia, Canada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19 Quail Run Circle – Suite B, Salinas, California.	93907
(Address of Principal Executive Offices)	(Zip Code)

(831) 998-8214
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 70,612,253 shares of the Registrant’s Subordinate Voting Shares outstanding as of May 17, 2021.

            TABLE OF CONTENTS

                   PART I—FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LOWELL FARMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)
	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$13,572	$25,751
Accounts Receivable - net of allowance for doubtful accounts of $1,819 and $1,389 at March 31, 2021 and December 31, 2020, respectively	7,118	4,529
Inventory	13,888	9,933
Prepaid expenses and other current assets	2,533	6,391
Total current assets	37,111	46,604
Property and equipment, net	49,456	49,243
Goodwill	357	357
Other intangibles, net	36,937	736
Other assets	591	476

Total assets	$124,452	$97,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,352	$2,137
Accrued payroll and benefits	900	1,212
Notes payable, current portion	381	1,213
Lease obligation, current portion	2,915	2,301
Other current liabilities	7,199	8,860
Total current liabilities	14,747	15,723
Notes payable	285	303
Lease obligation	35,888	36,533
Convertible debentures	13,629	13,701
Total liabilities	64,549	66,260
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Share capital	161,006	125,540
Accumulated deficit	(101,103)	(94,384)
Total stockholders' equity	59,903	31,156

Total liabilities and stockholders' equity	$124,452	$97,416

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited)
(in thousands, except per share amounts)

Periods Ended March 31,	Three Months
	2021	2020
Net revenue	$11,026	$9,442
Cost of goods sold	12,503	11,171
Gross loss	(1,477)	(1,729)

Operating expenses
General and administrative	2,460	3,791
Sales and marketing	1,441	1,226
Depreciation and amortization	324	363
Total operating expenses	4,225	5,380

Loss from operations	(5,702)	(7,109)

Other income/(expense)
Other income/(expense)	(229)	25
Unrealized gain on change in fair value of investment	106	85
Interest expense	(831)	(850)
Total other income/(expense)	(954)	(740)

Loss before provision for income taxes	(6,656)	(7,849)
Provision for income taxes	63	25
Net loss	$(6,719)	$(7,874)

Net loss per share - basic and diluted	$(0.13)	$(0.24)

Weighted average shares outstanding - basic and diluted	53,592	32,988

 See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.
CONDENDSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands)

	Subordinate	Super
	Voting Shares	Voting Shares	Share Capital	Accumulated Deficit	Stockholders’ Equity
Balance—December 31, 2020	57,617	203	$125,540	$(94,384)	$31,156
Net loss	-	-	-	(6,719)	(6,719)
Shares issued in connection with conversion of convertible debentures	1,390	-	277	-	277

Issuance of shares associated with acquisitions	22,644	-	34,237	-	34,237
Exercise of warrants	1,324	-	665	-	665
Share-based compensation expense	246	-	287	-	287
Balance—March 31, 2021	83,221	203	$161,006	$(101,103)	$59,903

	Subordinate	Super
	Voting Shares	Voting Shares	Share Capital	Accumulated Deficit	Stockholders’ Equity
Balance—December 31, 2019	32,844	203	$96,160	$(72,474)	$23,686

Net loss	-	-	-	(7,874)	(7,874)
Share-based compensation expense	144	-	1,612	-	1,612
Balance—March 31, 2020	32,988	203	$97,772	$(80,348)	$17,424

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(6,719)	$(7,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	908	963
Amortization of debt issuance costs	204	-
Share-based compensation expense	287	1,612
Provision for doubtful accounts	222	177
Termination of branding rights agreement	152	-
Unrealized gain on change in fair value of investments	(106)	(85)
Changes in operating assets and liabilities:
Accounts receivable	(2,471)	929
Inventory	(653)	1,400
Prepaid expenses and other current assets	1,058	(485)
Other assets	(9)	-
Accounts payable and accrued expenses	(2,146)	(3,484)
Other current and long-term liabilities	-	4,496
Net cash used in operating activities	(9,271)	(2,351)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from asset sales	1,980	-
Purchases of property and equipment	(373)	(1,227)
Acquisition of business assets, net	(4,569)	-
Investment in corporate interests	-	(57)
Net cash used in investing activities	(2,962)	(1,284)
CASH FLOW FROM FINANCING ACTIVITIES
Principal payments on lease obligations	(580)	(501)
Payments on notes payable	(31)	(8)
Proceeds from lease financing	-	120
Proceeds from notes payable	-	3,800
Proceeds from exercise of warrants and options	665	-
Payment of debt issuance costs	-	(532)
Net cash provided by financing activities	54	2,879

Change in cash and cash equivalents	(12,179)	(756)
Cash and cash equivalents—beginning of year	25,751	1,344
Cash, and cash equivalents—end of period	$13,572	$587

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$846	$675
Cash paid during the period for income taxes	$91	$-

OTHER NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired via capital lease	$-	$110
Issuance of subordinate voting shares in exchange for net assets acquired	$34,237	$-
Liabilities assumed and receivable forgiveness in exchange for net assets acquired	$2,910	$-
Debt and associated accrued interest converted to subordinate voting shares	$665	$-

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by Lowell Farms Inc. (the “Company” or “Lowell”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Form 10 filed for the year ended December 31, 2020. There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2021.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all intercompany balances and transactions.

The condensed consolidated balance sheet at December 31, 2020, has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include; allowance for doubtful accounts and credit losses, carrying value of inventory, revenue recognition, accounting for stock-based compensation expense, and income taxes. Actual results could differ from those estimates.

The global COVID-19 pandemic has impacted the operations and purchasing decisions of companies worldwide. It also has created and may continue to create significant uncertainty in the global economy. The Company has undertaken measures to protect its employees, partners, customers, and vendors. In addition, the Company’s personnel are subject to various travel restrictions, which limit the ability of the Company to provide services to customers and affiliates. This impacts the Company's normal operations. To date, the Company has been able to provide uninterrupted access to its products and services, including certain employees that are working remotely, and its pre-existing infrastructure that supports secure access to the Company’s internal systems. If, however, the COVID-19 pandemic has a substantial impact on the productivity of the Company’s employees or its partners’ or customers’ decision to use the Company’s products and services, the results of the Company’s operations and overall financial performance may be adversely impacted. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time. As of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance that would require updates to the Company’s estimates and judgments or revisions to the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the financial statements.

LOWELL FARMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Adopted Accounting Standards

In May 2020, the SEC adopted the final rule under SEC release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending Rule 1-02(w)(2) which includes amendments to certain of its rules and forms related to the disclosure of financial information regarding acquired or disposed businesses. Among other changes, the amendments impact SEC rules relating to (1) the definition of “significant” subsidiaries, (2) requirements to provide financial statements for “significant” acquisitions, and (3) revisions to the formulation and usage of pro forma financial information. The final rule became effective on January 1, 2021; however, voluntary early adoption was permitted. The Company early adopted the provisions of the final rule in 2020. The guidance did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (ROU) asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases Topic 842 Target improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which further clarifies the determination of fair value of the underlying asset by lessors that are not manufacturers or dealers and modifies transition disclosure requirements for changes in accounting principles and other technical updates. The Company adopted the standard effective January 1, 2019 using the modified retrospective adoption method which allowed it to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit. In connection with the adoption of the new lease pronouncement, the Company recorded a charge to accumulated deficit of $847. Refer to the Summary of Effects of Lease Accounting Standard Update Adopted in First Quarter of 2019 in the audited consolidated financial statements and notes thereto in the Company’s Form 10 filed for the year ended December 31, 2020.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, ASU 2019-05 “Financial Instruments-Credit Losses”, ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (collectively, Topic 326),ASU 2020-02 Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842) and ASU 2020-03 Codification Improvements to Financial Instruments. Topic 326 requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for the year ended December 31, 2020. The Company believes that the most notable impact of this ASU will relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses. We continue to monitor the economic implications impact of the COVID-19 pandemic, however based on current market conditions, the adoption of the ASU did not have a material impact on the condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606. This guidance amended Topic 808 and Topic 606 to clarify that transactions in a collaborative arrangement should be accounted for under Topic 606 when the counterparty is a customer for a distinct good or service (i.e., unit of account). The amendments preclude an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance is effective for the year ended December 31, 2020. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions to the general principles in Topic 740 and enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. This guidance was effective for the Company in our fiscal year and interim periods beginning on January 1, 2021 and did not have a material impact on our condensed consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01 Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. We are currently evaluating the impact of ASU 2020-01 on our Consolidated Financial Statements, which was effective for the Company in our fiscal year and interim periods beginning on January 1, 2021 and did not have a material impact on our condensed consolidated financial statements.

LOWELL FARMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting standards not yet adopted

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, which means it will be effective for our fiscal year beginning January 1, 2022. Early adoption is permitted. We are currently evaluating the impact of ASU 2020-06 on our condensed consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on our condensed consolidated financial statements.

2. ACQUISITIONS

Completed Acquisitions

The Company completed the following asset acquisitions, and allocated the purchase price as follows:

	(1)	(2)	(3)
(in thousands)	Kaizen Inc.	The Humble Flower Co.	The Hacienda Company, LLC	Total
CONSIDERATION
Contingent payment	$50	$44	$-	$94
Cash	-	-	4,019	4,019
Transaction costs	-	-	428	428
Note payable and other obligations	200	65	2,178	2,443
Fair value of subordinate voting shares	62	55	34,358	34,475
Total consideration	$312	$164	$40,983	$41,459

PURCHASE PRICE ALLOCATION
Assets Acquired
Inventories	$-	$6	$3,302	$3,306
Accounts receivable - net	-	-	1,312	1,312
Other tangible assets	-	-	739	739
Intangible assets - brands and tradenames	104	80	36,362	36,546
Intangible assets - technology and know-how	208	78	-	286
Liabilities assumed
Payables and other liabilities	-	-	(730)	(730)
Total identifiable net assets	312	164	40,983	41,459

Fair value of net assets acquired	$312	$164	$40,983	$41,459

The Kaizen Inc. and The Humble Flower Co. acquisitions qualified as a business combination under ASC 805. The Hacienda Company, LLC acquisition qualified as an asset acquisition under ASU 2017.01. Consideration has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. No goodwill was recognized. The resultes of these acquisitions are included in the Company’s net earnings from the date of acquisition.

LOWELL FARMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of the assets acquired and the liabilities assumed for Kaizen Inc. and the Humble Flower Company were finalized in the quarter ended June 30, 2020.

The Company also incurred $47 in transactional costs related to the above acquisitions which were recorded in general and administrative expenses in the Consolidated Statements of Operations.

●
Kaizen Inc.
On May 1, 2019, the Company acquired all of the assets, global rights and business interests of Kaizen Inc. for a purchase price of $556 that will be paid as and if financial performance targets are met during the period beginning on May 1, 2019 and ending on April 30, 2023. Kaizen is a premium brand offering a full spectrum of cannabis concentrates. Effective July 15, 2020 the asset purchase agreement was modified, eliminating payments associated with meeting financial performance targets in exchange for the issuance of 225 thousand options to purchase Subordinate Voting Shares and a note payable of $200, with payments over two years. Had the modifications been reflected as of the date of acquisition, net assets would have decreased $223 at December 31, 2019 and net loss in 2019 would have been reduced by $21.

●
The Humble Flower Co.
On April 18, 2019, the Company acquired all of the assets, global rights and business interests associated with the brand Humble Flower Co. for a purchase price of $472 that will be paid as and if financial performance targets are met during the period beginning on April 19, 2019 and ending on April 18, 2023. The acquisition marks the Company’s expansion into cannabis-infused topical creams, balms, and oils. Effective June 1, 2020 the asset purchase agreement was modified, eliminating payments associated with meeting financial performance targets in exchange for the issuance of 225 thousand options to purchase Subordinate Voting Shares and a note payable of $65, with payments commencing on January 1, 2021 for 24 months. Had the modifications been reflected as of the date of acquisition, net assets would have decreased $308 at December 31, 2019 and net loss in 2019 would have been reduced by $34.

●
The Hacienda Company, LLC.
On February 25, 2021, the Company acquired substantially all of the assets of the Lowell Herb Co. and Lowell Smokes trademark brands, product portfolio, and production assets from The Hacienda Company, LLC for a purchase price of $40,983. Lowell Herb Co. is a leading California cannabis brand that manufactures and distributes distinctive and highly regarded premium packaged flower, pre-roll, concentrates, and vape products. The acquisition consideration was comprised of $4.1 million in cash and the issuance of 22,643,678 subordinate voting shares. In connection with this acquisition, the Company completed a change in its corporate name to Lowell Farms Inc. effective March 1, 2021.

Terminated Acquisition

On May 14, 2019, the Company entered into a definitive agreement to acquire the assets of W The Brand (“W Vapes”), a manufacturer and distributor in Nevada and Oregon of cannabis concentrates, cartridges and disposable pens, in a cash and stock transaction. Under the terms of the agreement, the purchase consideration to W Vapes shareholders consisted of $10 million in cash and $10 million in Subordinate Voting Shares (based on a deemed value of CDN$15.65 per share). In November 2019, the definitive agreement was amended whereby the Company advanced $2 million in non-recourse funds to the seller in exchange for release of $10 million of cash held in escrow related to the acquisition and in December 2019, the Company purchased the Las Vegas, Nevada facility for $4.1 million.

On July 17, 2020, the Company announced the termination of the definitive agreement with W Vapes and is no longer obligated to acquire the assets of W Vapes. The termination of the agreement coincided with an asset acquisition announcement between W Vapes and Planet 13 Holdings Inc. (“Planet 13”). Additionally, the Company sold the Las Vegas facility to certain affiliates of Planet 13 for a cash payment of approximately $500, and an additional cash payment of approximately $2.8 million upon regulatory approval of the W Vapes and Planet 13 transaction which was received in January 2021, and in the third quarter the Company finalized a note payable of $843 to the owners of W Vapes, payable coinciding with the receipt of the $2.8 million payment from the facility sale, which was paid in January 2021. As a result, the Company has reflected a $4.4 million loss in loss on termination of investments, net on its consolidated statement of operations for the year ended December 31, 2020.

LOWELL FARMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were comprised of the following items:

	March 31,	December 31,
(in thousands)	2021	2020
Deposits	$548	$572
Insurance	574	593
Supplier advances	476	504
Nevada building sale proceeds	-	2,800
Other	935	1,922
Total Prepaid Expenses and Other Current Assets	$2,533	$6,391

4. INVENTORY

Inventory was comprised of the following items:

	March 31,	December 31,
(in thousands)	2021	2020
Raw materials	$11,264	$7,950
Work in process	-	-
Finished goods	2,624	1,983
Total inventory	$13,888	$9,933

5. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	March 31,	December 31,
(in thousands)	2021	2020
Excise and cannabis tax	$4,616	$5,780
Third party brand distribution accrual	250	584
Insurance and professional accrual	757	746
Other	1,576	1,750
Total Accrued Liabilities	$7,199	$8,860

LOWELL FARMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. PROPERTY AND EQUIPMENT

A reconciliation of the beginning and ending balances of property and equipment and accumulated depreciation during the quarters ended March 31, 2021 and 2020 is as follows:

(in thousands) Costs	Land and Buildings	Leasehold Improvements	Furniture and Fixtures	Equipment	Vehicles	Construction in Process	Right of Use Assets	Total
Balance—December 31, 2020	$-	$10,799	$50	$1,276	$854	$2,528	$41,530	$57,037
Additions	-	-	-	280	-	93	-	373
Business Acquisitions	-	-	-	192	-	-	547	739
Disposals	-	-	-	-	-	-	-	-
Balance—March 31, 2021	$-	$10,799	$50	$1,748	$854	$2,621	$42,077	$58,149

Accumulated Depreciation
Balance—December 31, 2020	$-	$(634)	$(47)	$(427)	$(411)	$-	$(6,275)	$(7,794)
Depreciation	-	(241)	(236)	(35)	(133)	-	(254)	(899)
Disposals	-	-	-	-	-	-	-	-
Balance—March 31, 2021	$-	$(875)	$(283)	$(462)	$(544)	$-	$(6,529)	$(8,693)

Net Book Value -March 31, 2021	$-	$9,924	$(233)	$1,286	$310	$2,621	$35,548	$49,456

Net Book Value -December 31, 2020	$-	$10,165	$3	$849	$443	$2,528	$35,255	$49,243

LOWELL FARMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 Construction in progress represent assets under construction related to cultivation, manufacturing, and distribution facilities not yet completed or otherwise not placed in service.

Depreciation expense of $899 and $943 were recorded for the quarters ended March 31, 2021 and 2020, respectively, of which $584 and $514 respectively, were included in cost of goods sold.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A reconciliation of the beginning and ending balances of goodwill during the quarter ended March 31, 2021 is as follows:

March 31,
(in thousands)	2021
Costs
Balance	$357
Additions	-
Business acquisitions	-
Impairment	-
Balance	$357

The Company evaluates goodwill for impairment annually during the fiscal third quarter and when an event occurs, or circumstances change such that it is reasonably possible that impairment may exist. The Company accounts for goodwill and evaluates its goodwill balances and tests them for impairment in accordance with related accounting standards. The Company performed its annual impairment assessment in its third quarter of fiscal 2020, and its analysis indicated that the Company had no impairment of goodwill.

Other Intangible Assets

A reconciliation of the beginning and ending balances of intangible assets and accumulated amortization during the quarter ended March 31, 2021 is as follows:
	Definite Life Intangibles		Indefinite Life Intangibles
(in thousands)	Branding Rights	Technology/ KnowHow	Brands & Tradenames	Total
Costs
Balance—December 31, 2020	$250	$208	$408	$866
Business acquisition	-	-	36,362	36,362
Agreement termination	(250)	-	-	(250)
Balance—March 31, 2021	$-	$208	$36,770	$36,978

Accumulated Amortization
Balance—December 31, 2020	$(93)	$(37)	$-	$(130)
Agreement termination	98	-	-	98
Amortization	(5)	(4)	-	(9)
Balance—March 31, 2021	$-	$(41)	$-	$(41)

Net Book Value
March 31, 2021	$-	$167	$36,957	$36,937

Net Book Value
December 31, 2020	$157	$171	$408	$736

LOWELL FARMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible assets with finite lives are amortized over their estimated useful lives. Amortization periods of assets with finite lives are based on management's estimates at the date of acquisition. The Company recorded amortization expense of $9, and $20 for the quarters ended March 31, 2021, and 2020, respectively.

The Company estimates that amortization expense for our existing other intangible assets will be approximately $40 annually for each of the next five fiscal years. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

8. SHAREHOLDERS’ EQUITY

Shares Outstanding

The table below details the change in Company shares outstanding by class during the quarter ended March 31, 2021:

(in thousands)	Subordinate Voting Shares	Super Voting Shares
Balance—December 31, 2020	57,617	203
Shares issued in connection with exercise of warrants	1,324	-
Shares issued in connection with conversion of convertible debentures	1,390	-
Shares issued in connection with asset acquisition	22,644	-
Issuance of vested restricted stock units	246	-
Balance—March 31, 2021	83,221	203
Warrants
A reconciliation of the beginning and ending balance of warrants outstanding is as follows:

(in thousands)
Balance—December 31, 2020	93,898
Warrants issued in conjunction with broker option exercise(1)	163
Warrants converted into subordinate voting shares	(1,000)
Balance—March 31, 2021	93,061
______________
(1) Excluded 390 warrants issuable should underwriter options be exercised.

LOWELL FARMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. DEBT

Debt at March 31, 2021 and December 31, 2020, was comprised of the following:

	March 31	December 31,
(in thousands)	2021	2020
Current portion of long-term debt
Vehicle loans(1)	$183	$170
Note payable(3)	198	1,043
Total short-term debt	381	1,213

Long-term debt, net
Vehicle loans(1)	189	233
Note payable(2)	56	65
Note payable(3)	40	5
Convertible debenture(4)	13,629	13,701
Total long-term debt	13,914	14,004
Total Indebtedness	$14,295	$15,217
_____________
(1) Primarily fixed term loans on transportation vehicles. Weighted average interest rate at March 31, 2021 was 8.8%.
(2) Note payable in connection with Acme acquisition to be paid as and if financial performance targets are met over the earnout period.
(3) Note payable in connection with Humble Flower and Kaizen acquisitions and termination of the W Vapes acquisition.
        Weighted average interest rate at March 31, 2021 was 4%.
(4) Net of deferred financing costs of $2,096.

Stated maturities of debt obligations are as follows as of March 31, 2021:
March 31,
(in thousands)	2021
2021	$335
2022	196
2023	15,774
2024	21
2025	6
2026 and thereafter	3
Total debt obligations	$16,335

LOWELL FARMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. LEASES

The Company adopted ASU 2016-02 (Topic 842) effective January 1, 2019 using the modified retrospective adoption method which allowed it to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit. In connection with the adoption of the new lease pronouncement, the Company recorded a charge to accumulated deficit of $847.

A reconciliation of lease obligations for the quarter ended March 31, 2021, is as follows:

(in thousands)
December 31, 2020	$38,834
Additions	547
Lease principal payments	(578)
March 31, 2021	$38,803

Lease obligation, current portion	$2,915
Lease obligation, long-term portion	$35,888

All extension options that are reasonably certain to be exercised have been included in the measurement of lease obligations. The Company reassesses the likelihood of extension option exercise if there is a significant event or change in circumstances within its control.

The components of lease expense for the quarter ended March 31, 2021, are as follows:

(in thousands)	March 31, 2021
Amortization of leased assets(1)	$254
Interest on lease liabilities(2)	563
Total	$817

(1) Included in cost of goods sold and general and administrative in the consolidated statement of operations.
(2) Included in interest expense in the consolidated statement of operations.

The key assumptions used in accounting for leases as of March 31, 2020 were a weighted average remaining lease term of 18.1 years and a weighted average discount rate of 6.0%.

The future lease payments with initial remaining terms in excess of one year as of March 31, 2021 were as follows:

(in thousands)	March 31, 2021
Balance of 2021	$1,966
2022 -2023	5,479
2024 -2025	3,843
2026 - and beyond	27,515
Total	$38,803

LOWELL FARMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. SHARE-BASED COMPENSATION

During 2019 the Company’s Board of Directors adopted the 2019 Stock and Incentive Plan (the “Plan”), which was amended in April 2020. The Plan permits the issuance of stock options, stock appreciation rights, stock awards, share units, performance shares, performance units and other stock-based awards, and, as of March 31, 2021, 13.2 million shares have been authorized to be issued under the Plan and 4.12 million are available for future grant. The Plan provides for the grant of options as either non-statutory stock options or incentive stock options and restricted stock units to employees, officers, directors, and consultants of the Company to attract and retain persons of ability to perform services for the Company and to reward such individuals who contribute to the achievement by the Company of its economic objectives. The awards granted generally vest in 25% increments over a four-year period and option awards expire 6 years from grant date.

The Plan is administered by the Board or a committee appointed by the Board, which determines the persons to whom the awards will be granted, the type of awards to be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

During the quarter ended March 31, 2021, the Company granted shares to certain employees as compensation for services. These shares were accounted for in accordance with ASC 718 – Compensation – Stock Compensation. The Company amortizes awards over the service period and until awards are fully vested.

For the quarters ended March 31, 2021, and March 31, 2020, share-based compensation expense recorded to the Company’ s consolidated statements of operations were:

Three Months Ended March 31,
(in thousands)	2021	2020
Cost of goods sold	$-	$-
General and administrative expense	287	1,612
Total share based compensation	$287	$1,612

The following table summarizes the status of stock option grants and unvested awards as at and for the quarter ended March 31, 2021:

		Weighted-Average	Weighted-Average	Aggregate
(in thousands except per share amounts)	Stock Options	Exercise Price	Remaining Contractual Life	Intrinsic Value
Outstanding—December 31, 2020	6,260	$0.97	4.7	$3,162

Granted	1,630	$1.44
Exercised	-	-
Cancelled	(251)	$1.76
Outstanding—March 31, 2021	7,639	$0.95	4.7

Exercisable—March 31, 2021	924	$2.01	3.3	$142

Vested and expected to vest—March 31, 2021	7,639	$0.95	4.7	$4,276

The weighted-average fair value of options granted during the quarter ended March 31, 2021, estimated as of the grant date, was $0.58. As of March 31, 2021, there was $2,044 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 4.7 years.

LOWELL FARMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the status of restricted stock unit grants and unvested awards as at and for the quarter ended March 31, 2021:

		Weighted-Average
(in thousands except per share amounts)	RSUs	Fair Value

Outstanding—December 31, 2020	450	$0.33

Granted	1,295	$1.14
Vested	-	-
Cancelled	(10)	-
Outstanding—March 31, 2021	1,735	$0.93

As of March 31, 2021, there was $644 of total unrecognized compensation cost related to nonvested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 16 months.

The fair value of the restricted stock units and stock options granted was determined using the Black-Scholes option-pricing model with the following weighted average assumptions at the time of grant.

Three Months Ended March 31,	2021	2020
Expected volatility	50%	50%
Dividend yield	0%	0%
Risk-free interest rate	0.73%	2.2%
Expected term in years	4.25	10

12. INCOME TAXES

Coronavirus Aid, Relief and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law in response to the market volatility and instability resulting from the COVID-19 pandemic. It includes a significant number of tax provisions and lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Act”). The changes are mainly related to: (1) the business interest expense disallowance rules for 2019 and 2020; (2) net operating loss rules; (3) charitable contribution limitations; (4) employee retention credit; and (5) the realization of corporate alternative minimum tax credits.

The Company continues to assess the impact and future implication of these provisions; however, it does not anticipate any amounts that could give rise to a material impact to the overall consolidated financial statements.

The provision for income tax expense for the three months ended March 31, 2021, was $63, representing a effective tax rate of 0.95%, compared to an income tax expense of $25 for the three months ended March 31, 2020, representing an effective tax rate of 0.32%.

LOWELL FARMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. EARNINGS/(LOSS) PER SHARE

Net earnings/(loss) per share represents the net earnings/loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis.

Three Months Ended March 31,
(in thousands except per share amounts)	2021	2020
Net loss	$(6,719)	$(7,874)

Basic
Weighted average subordinate voting shares(1)	53,592	32,988
Basic earnings (loss) per share	$(0.13)	$(0.24)

Diluted
Weighted average subordinate voting shares(1)	53,592	32,988
Effects of Potential Dilutive Shares
Options	-	-
Warrants	-	-
Restricted stock units	-	-
Diluted weighted average subordinate voting shares	53,592	32,988
Diluted earnings (loss) per share	$(0.13)	$(0.24)
_____________
(1) On an as converted basis.

As the Company is in a loss position for the quarters ended March 31, 2021 and 2020, the inclusion of options, warrants, convertible debentures and restricted stock units in the calculation of diluted earnings per share would be anti-dilutive, and accordingly, were excluded from the diluted loss per share calculation.

14. FAIR VALUE MEASUREMENTS

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. An asset’s or liability’s level is based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value are valued and disclosed in one of the following three levels of the valuation hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

At March 31, 2021 and 2020, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments.

The carrying value of the Company's debt approximates fair value based on current market rates (Level 2).

Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described above in the Notes To Condensed Consolidated Financial Statements, which are considered a Level 3 measurement.

LOWELL FARMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. COMMITMENTS AND CONTINGENCIES

Commitments

In January 2021, the Company signed a letter of intent to expand its cultivation footprint. The agreement contemplates a land-lease from a developer that has prepared the property for cannabis cultivation. Lowell would be responsible for constructions costs of greenhouses using cash raised in the equity offering in December 2020 and cash generated from operations. The transaction is subject to final site due-diligence and negotiation of construction contracts. In the event the transaction contemplated in the letter of intent is pursued, the Company anticipates the site will be ready for operation in the second half of 2022.

Contingencies

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulation as of March 31, 2021, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future. In 2020, the Company entered into a payment plan offered by California regulatory authorities to pay certain excise and cultivation taxes over a 12 month period. If such taxes are not paid in accordance to the agreed payment plan the Company could be subject to certain late payment penalties.

Litigation and Claims

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates are an adverse party or have a material interest adverse to the Company’s interest.

Insurance Claims

In September 2020 the Company experienced a small fire at its manufacturing facility which resulted in suspending certain operations until the facility was repaired. As a result, the company filed a business interruption claim which resulted in a payment of $1.4 million from the insurance carrier in March 2021. The proceeds from the claim were reflected in other income on the consolidated statement of operations for the year ended December 31, 2020.

In August 2020 the Company experienced adverse air quality conditions that resulted in the Company closing the air vents in its greenhouse facilities at a time when extreme temperatures existed. As a result, plant health suffered due to the situation. The Company has filed a business interruption claim which is presently being reviewed by the insurance carrier. There is no certainty on the results of the carrier review of the claim, and as a result, the Company has not recorded an estimate of claim proceeds as of March 31, 2021. The Company anticipates the claims process will be completed in the quarter ended June 30, 2021.

 16. GENERAL AND ADMINISTRATIVE EXPENSES

For the quarters ended March 31, 2021 and 2020, general and administrative expenses were comprised of:

Three Months Ended March 31,
(in thousands)	2021	2020
Salaries and benefits	$981	$996
Professional fees	482	599
Licensing and supplies	75	-
Share-based compensation	289	1,612
Administrative	633	584
Total general and administrative expenses	$2,460	$3,791

LOWELL FARMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17. RELATED-PARTY TRANSACTIONS

Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.

Lowell received certain administrative, operational and consulting services through a Management Services Agreement with Edibles Management, LLC (“EM”). EM is a limited liability company owned by the co-founders of Lowell and was formed to provide Lowell with certain administrative functions comprising: cultivation, distribution, and production operations support; general administration; corporate development; human resources; finance and accounting; marketing; sales; legal and compliance. The agreement provided for the dollar-for-dollar reimbursement of expenses incurred by EM in performance of its services. Amounts paid to EM for the quarter ended March 31, 2020 was $ 2,840. The Management Services Agreement with EM was terminated as of December 31, 2020.

In April 2015, Lowell entered into a services agreement with Olympic Management Group (“OMG”), for advisory and technology support services, including the access and use of software licensed to OMG to perform certain data processing and enterprise resource planning (ERP) operational services. OMG is owned by one of the Company’s co-founders. The agreement provides for the dollar-for-dollar reimbursement of expenses incurred by OMG in performance of its services. Amounts paid to OMG for the quarters ended March 31, 2021 and 2020 were $nil and $11, respectively.

18. SEGMENT INFORMATION

The Company's operations are comprised of a single reporting operating segment engaged in the production and sale of cannabis products in the United States. As the operations comprise a single reporting segment, amounts disclosed in the financial statements also represent a single reporting segment.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 17, 2021, the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020

This management's discussion and analysis ("MD&A") of the financial condition and results of operations of the Company is for the quarters ended March 31, 2021 and 2020. It is supplemental to, and should be read in conjunction with, the Company's consolidated financial statements and the accompanying notes for the year ended December 31, 2020. All amounts in this MD&A are expressed in thousands of United States dollars ("$" or "US$"), unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects.  The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our registration statement on Form 10, as amended May 7, 2021 (the “Form 10”). Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available after the date of this Quarterly Report on Form 10-Q. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

OVERVIEW OF THE COMPANY

We are a California-based cannabis company with vertically integrated operations including large scale cultivation, extraction, processing, manufacturing, branding, packaging and wholesale distribution to retail dispensaries. We manufacture and distribute proprietary and third-party brands throughout the State of California, the largest cannabis market in the world. We also provide manufacturing, extraction and distribution services to third-party cannabis and cannabis branding companies. We operate a 225,000 square foot greenhouse cultivation facility in Monterey County, a 15,000 square foot manufacturing and laboratory facility in Salinas, California, a separate 20,000 square foot distribution facility in Salinas, California and a warehouse depot and distribution vehicles in Los Angeles, California.

Our product offerings include flower, vape pens, oils, extracts, chocolate edibles, mints, gummies, beverages, tinctures and pre-rolls. We sell our products under owned and third-party brands. Brands we own include the following Lowell Herb Co. and Lowell Smokes (premium packaged flower, pre-roll, concentrates, and vape products); Cypress Reserve (a premium flower brand); Flavor Extracts (crumble and terp sugar products): Kaizen (premium brand cannabis concentrates): House Weed (a value driven flower and concentrates offering delivering a flavorful and potent experience); Moon (a range of high-potency, high-quality and high-value edibles); Altai (hand-crafted and award-winning edibles); Humble Flower (a premium brand offering cannabis-infused topical creams, balms and oils); Original Pot Company (baked edibles); CannaStripe (gummy edibles); and Acme Elixirs (high quality, lab-tested vaporizing pens). We also exclusively manufacture and distribute third party brands in California and provide third party extraction processing and distribution services and bulk extraction concentrates and flower to licensed manufacturers and distributors.

We conduct cannabis cultivation operations located in Monterey County, California. We currently operate a cultivation facility which includes four greenhouses totaling approximately 225,000 square feet sited on 10 acres located on Zabala Road. Farming cannabis at this scale enables us to curate specialized strains and maintain greater control over the quantity and quality of cannabis available for our products, preserving the consistency of our flower and cannabis feedstocks for our extraction laboratory and product manufacturing operations. We maintain a strict quality control process which facilitates a predictable output yield of pesticide-free products.

Our manufacturing facility is located in Salinas, California and houses our edible product operations and extraction and distillation operations. The edible product operations utilize internally produced cannabis oil, which can also be supplied from multiple external sources. Our manufacturing operations produce a wide variety of cannabis-infused products in our 15,000 square foot manufacturing facility in Salinas. Our products include chocolate confections, beverages, baked goods, hard and soft non-chocolate confections, and topical lotions and balms. Lowell Farms utilizes modern commercial production equipment and employs food grade manufacturing protocols, including industry-leading standard operating procedures designed so that its products meet stringent quality standards. We have implemented updated compliance, packaging and labeling standards to meet the requirements of the California Medical and Adult-Use Cannabis Regulation and Safety Act with the advent of adult use legalization in California.

We also operate an automated flower packaging line and a pre-roll assembly line for making finished goods in those respective categories with feedstock grown by the Lowell Farms cultivation operations acquired in the Lowell Acquisitions described under “Recent Developments” below.

Our business is conducted by the following subsidiaries of the Company:

●
Indus Holding Company is the owner of our principal brand intellectual property (other than the Lowell Herb Co. and Lowell Smokes brands) and an intermediate holding company for our operating entities.

●
Cypress Manufacturing Company conducts the majority of our cannabis operations, including cultivation, extraction, manufacturing and distribution, and holds all manufacturing and distribution licenses.

●
Cypress Holding Company owns the majority of our equipment and is a lessee for facility and equipment leases.

●
Wellness Innovation Group Incorporated provides sales, marketing, administrative and managerial services to our other operating entities.

●
Indus LF LLC is the owner of the brands, product portfolio and assets acquired in the Lowell Acquisition. Licensed activities acquired by Indus LF LLC in the Lowell Acquisition are being transitioned to Cypress Manufacturing Company.

The Company's corporate office and principal place of business is located at 19 Quail Run Circle, Salinas, California. As of March 31, 2021, we had 223 full-time employees and 2 part-time employees, all of which are located in California. Additionally, Lowell Farms utilizes contract employees in security, cultivation, packaging and warehousing activities. The use of contract employees enables Lowell Farms to manage variable staffing needs and in the case of cultivation and security personnel, access to experienced, qualified and readily available human resources.

Reverse Takeover

On November 13, 2018, Indus Holding entered into a business combination agreement with the Company (then called Mezzotin Minerals Inc. (“Mezzotin”)) whereby the parties agreed to combine their respective businesses, which would result in the reverse takeover of Mezzotin by the security holders of Indus Holding Company and Indus Holding Company became a subsidiary of the Company. Mezzotin was originally incorporated under the Business Corporations Act (Ontario) on October 27, 2005 as Zoolander Corporation. On September 10, 2013, Zoolander changed its name to Mezzotin Minerals Inc. On April 26, 2019 the reverse takeover transaction concluded. In connection with the agreement, the Company changed its name from Mezzotin Minerals Inc. to Indus Holdings, Inc.

Recent Developments

Acquisition

On February 25, 2021, we acquired the Lowell Herb Co. and Lowell Smokes trademark brands, product portfolio and production assets from The Hacienda Group, a California limited liability company (“Hacienda”), and its subsidiaries. The acquisition is referred to in this Form 10-Q as the “Lowell Acquisition.” The Lowell Acquisition expanded our product offerings by adding a highly regarded, mature line of premium branded cannabis pre-rolls, including infused pre-rolls, to our product portfolio under the Lowell Herb Co. and Lowell Smokes brands. The Lowell Acquisition also expanded our offerings of premium packaged flower, concentrates, and vape products. Upon the completion of the acquisition of certain regulatory assets in the Lowell Acquisition, we expect to acquire from Hacienda certain non-hydrocarbon extraction assets used for the production of oils, water hashish, bubble hashish and rosin. The acquisition was valued at approximately $41 million, comprised of $4.1 million in cash and the issuance of 22,643,678 Subordinate Voting Shares. In connection with this acquisition, the Company changed its corporate name to Lowell Farms Inc. effective March 1, 2021.

Reconciliations of Non-GAAP Financial and Performance Measures

The Company has provided certain supplemental non-GAAP financial measures in this MD&A. Where the Company has provided such non-GAAP financial measures, we have also provided a reconciliation below to the most comparable GAAP financial measure, see “Reconciliations of Non-GAAP Financial and Performance Measures” in this MD&A. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should only be considered in conjunction with, the GAAP financial measures presented herein.

In this MD&A, reference is made to adjusted EBITDA and working capital which are not measures of financial performance under GAAP. The Company calculates each as follows:

●
EBITDA is net income (loss), excluding the effects of income taxes (recovery); net interest expense; depreciation and amortization; and adjusted EBITDA also includes non-cash fair value adjustments on investments; unrealized foreign currency gains/losses; share-based compensation expense; and other transactional and special expenses, such as acquisition costs and expenses related to the markup of acquired finished goods inventory, which are inconsistent in amount and frequency and are not what we consider as typical of our continuing operations. Management believes this measure provides useful information as it is a commonly used measure in the capital markets and as it is a close proxy for repeatable cash generated by operations. We use adjusted EBITDA internally to understand, manage, make operating decisions related to cash flow generated from operations and evaluate our business. In addition, we use adjusted EBITDA to help plan and forecast future periods.

●
Working capital is current assets less current liabilities. Management believes the calculation of working capital provides additional information to investors about the Company’s liquidity. We use working capital internally to understand, manage, make operating decisions related to cash flow required to fund operational activity and evaluate our business cash flow needs. In addition, we use working capital to help plan and forecast future periods.

These measures are not necessarily comparable to similarly titled measures used by other companies.

The table below reconciles Net Loss to Adjusted EBITDA for the periods indicated.

Periods Ended March 31,	Three Months
(in thousands)	2021	2020
Net income/(loss) attributable to Lowell Farms, Inc.	$(6,719)	$(7,874)
Interest expense	831	850
Provision for income taxes	63	25
Depreciation in cost of goods sold	584	514
Depreciation and amortization in operating expenses	324	363
EBITDA	(4,917)	(6,122)
Investment and currency (gains)/ losses	(106)	(85)
Share-based compensation	289	1,612
Net effect of cost of goods on mark-up of acquired finished goods inventory	167	-
Adjusted EBITDA(1)	$(4,569)	$(4,594)
_______________
(1) Non-GAAP measure

RESULTS OF OPERATIONS

Quarter Ended March 31, 2021 Compared to Quarter Ended March 31, 2020

Revenue

We derive our revenue from sales of extracts, distillates, branded and packaged cannabis flower, concentrates and edible products to retail dispensaries in the state of California. In addition, we distribute proprietary and third-party brands throughout the state of California. The Company recognizes revenue upon delivery of goods to customers since at this time performance obligations are satisfied.

The Company classifies its revenues into three major categories: Owned, Agency and Distributed brands.

●
Owned brands are the proprietary brands of the Company.

●
Agency brands are third-party brands that the Company manufactures and/or sells utilizing our in-house sales team and distributes on behalf of the third-party.

●
Distributed brands are brands in which the Company provides distribution services to retail dispensaries. Distributed brands also include third-party sourced bulk product sales.

Revenue by Category

Quarter Ended March 31,			2021 v 2020
(in thousands)	2021	2020	% Change
Owned	$9,667	$5,207	86%
Agency	1,230	2,709	-55%
Distributed	129	1,526	-91%
Net revenue	$11,026	$9,442	17%

In the quarter ended March 31, 2021:

●
Revenue increases compared to the same quarter in the prior year were driven by expanded cultivation capacity, resulting in flower and pre-roll brand sales increasing approximately 339%, which included over $900 in acquired Lowell brand sales, and the expansion of owned brand product offerings resulting in concentrates brand and edible brand sales increasing 11% and 19%, respectively. Customer onboarding and targeted marketing initiatives also favorably impacted owned brand sales.

●
Revenues in the quarter ended March 31, 2021 were adversely impacted by a strategic decision to focus only on agency and distributed brands that realize a higher per order sales level. As a result, the number of agency and distributed brands carried by the Company for the quarter ended March 31, 2021 declined by approximately 81%, compared to the same quarter in the prior year, and no new agency or distributed brands were onboarded in the quarter ended March 31, 2021.

Lowell expects to continue its focus on profitable sales growth in 2021 primarily through increased cultivation yields as a result of completing greenhouse renovations in 2020, including installation of environmental monitoring equipment designed to significantly reduce plant stress should the Company encounter severe temperature and atmospheric conditions as occurred at the end of the summer in 2020. Flower capacity in 2021 is expected to increase to over 40,000 pounds harvested, more than twice the harvest in 2020. The increased output will also increase internally sourced materials for distillation and concentrate products. Revenues are also expected to increase, although at a lesser pace, through improved penetration of edible products and selective new product introductions including pre-rolls, vapes and gummies. Our focus on agency and distributed brand sales will continue to be on those brands that only realize a higher per order sales level that will enable profitable growth. As a result, we expect agency and distributed brand sales to continue to decline from 2020 levels.

Cost of Sales, Gross Profit and Gross Margin

Cost of goods sold consist of direct and indirect costs of production and distribution, and includes amounts paid for direct labor, raw materials, packaging, operating supplies, and allocated overhead, which includes allocations of right of use asset depreciation, insurance, managerial salaries, utilities, and other expenses, such as employee training and product testing. The Company manufactures products for certain brands that do not have the capability, licensing or capacity to manufacture their own products. The fees earned for these activities absorbs fixed overhead in manufacturing. Our focus in 2021 is on flower, pre-rolls and concentrates from our expanded cultivation operations, and on increased vertical integration utilizing greater internally sourced biomass for edible and vape products. We are focusing on executing smaller, more frequent production runs to lower inventory working capital, optimize efficiencies and expedite product getting to the market faster, while continuing to decrease third party manufacturing activities.

Quarter Ended March 31,
(in thousands)	2021	2020
Net revenue	$11,026	$9,442
Cost of goods sold	$12,503	$11,171
Gross profit (loss)	$(1,477)	$(1,729)
Gross margin	(13.4)%	(18.3)%

Gross margin was (13.4)% and (18.3)% in the quarters ended March 31, 2021 and 2020, respectively. The improvement between periods in gross profit and gross margin is primarily due to efficiencies from the $4.5 million, or 86% increase in owned brand revenue, reflecting increased cultivation output of flower and biomass which more than doubled in the current quarter compared to the same quarter in the prior year, on a similar cost base. Additionally, the $2.9 million, or 68% reduction in revenue in the current quarter compared to the same quarter in the prior year, from lower margin agency and distributed brands had an unfavorable impact on gross profit of approximately $0.3 million in the current quarter, while having a favorable impact on gross margin in the current quarter.

In the quarter ended March 31, 2021, as a result of the change in brand product mix, cost of goods sold increased 12% compared to the 17% increase in revenue resulting in the gross margin improvement over the same period last year. However, the Company continued to be adversely impacted from the plant stress resulting fron the extreme temperatures experienced in the third quarter of 2020. As a result, cultivation yields did not return to levels realized prior to the stress event. The Company has purchased and developed new genetics and is beginning to see significantly improved yields in the second quarter of 2021. The Company anticipates significantly improved gross margin in the second and third quarters of 2021 as a result of the yield improvement from the new plant genetics

Total Operating Expenses

Total operating expenses consist primarily of costs incurred at our corporate offices; personnel costs; selling, marketing, and other professional service costs including legal and accounting; and licensing costs. Sales and marketing expenses consist of selling costs to support our customer relationships, including investments in marketing and brand activities and corporate infrastructure required to support our ongoing business. We expect selling costs as a percentage of revenue to decrease as our business continues to grow, due to efficiencies associated with scaling the business, and reduced focus on non-core brands. We expect to incur periodic acquisition and transaction costs related to expansion efforts and to continue to invest where appropriate in the general and administrative function to support the increasing complexity of the cannabis business.

Quarter Ended March 31,
(in thousands)	2021	2020
Total operating expenses	$4,225	$5,380

Total operating expenses decreased $1.2 million for the quarter ended March 31, 2021, compared to the same quarter in the prior year. Stock based compensation expense for the quarter ended March 31, 2021 decreased compared to the same quarter in the prior year by $1.3 million as restricted stock unit grants associated with the reverse takeover fully vested at the end of the first quarter in 2020. Operating expenses declined as a percentage of sales from 57% in the first quarter of 2020 to 38% in the first quarter of 2021. While operating expenses are expected to increase as owned brand marketing and infrastructure expenditures are incurred in support of revenue increases, operating expenses as a percentage of sales are expected to continue to decline.

Net Loss

Quarter Ended March 31,
(in thousands, except per share amounts)	2021	2020
Net loss	$(6,719)	$(7,874)
Net loss per share:
Basic and Diluted	$(0.13)	$(0.24)
Shares used in per share calculation:
Basic and Diluted	53,592	32,988

Net loss declined $1.2 million, or 15%, for the quarter ended March 31, 2021, compared to the same quarter in the prior year, as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary need for liquidity is to fund the working capital requirements of our business, capital expenditures, general corporate purposes, and to a lesser extent debt service. Our primary source of liquidity is funds generated by financing activities. Our ability to fund our operations, to make planned capital expenditures, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, and ability to obtain equity or debt financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond our control. Cash generated from ongoing operations in 2020 were not sufficient to fund operations and, in particular, to fund the Company’s cultivation capital expenditures in the short-term, and growth initiatives in the long-term. The Company raised additional funds from a $16.1 million convertible debt financing which was initially funded in April 2020 and finalized in May 2020 and a $25.0 million equity financing in December 2020.

As of March 31, 2021, the Company had $13.6 million of cash and cash equivalents and $22.4 million of working capital, compared to $25.8 million of cash and cash equivalents and $30.9 million of working capital as of December 31, 2020.

The Company is focused on improving its balance sheet by improving accounts receivable collections, right-sizing inventories and increasing gross profits. We have taken a number of steps to improve our cash position and to continue to fund operations and capital expenditures including:

●
Accelerated cultivation facility renovations which are expected to result in an increase in flower and trim output by over two times in 2021, compared to the prior year,

●
Installation of new automated environmental and irrigation equipment design to improve yields and optimize greenhouse environmental conditions,

●
Developed new cultivation genetics focused on increasing yields and potency,

●
Scaled back our investment in and support for non-core brands,

●
Focus marketing and brand development activities on significantly growing the Lowell brands acquired in the first quarter, and

●
As a result of the Lowell brand acquisition, restructured our organization and identified operating, selling and administrative expense cost efficiencies.

The Company realized margin improvement in the first quarter of 2021, compared to the same quarter in the prior year, as greenhouse renovations were substantially completed, low profit agency and distributed brands were eliminated and operational efficiencies improved. As noted above, the Company anticipates significant improvement in gross margin for the balance of the year, due in large part to yield improvements in cultivation.

 Cash Flows

The following table presents the Company's net cash inflows and outflows from the condensed interim consolidated financial statements of the Company for the quarters ended March 31, 2021 and 2020.

Quarter Ended March 31,			Change
(in thousands)	2021	2020	$	%
Net cash used in operating activities	$(9,271)	$(2,351)	$(6,920)	(294)%
Net cash used in investing activities	(2,962)	(1,284)	(1,678)	(131)%
Net cash provided by financing activities	54	2,879	(2,825)	98%
Change in cash and cash equivalents	$(12,179)	$(756)	$(11,424)	1,511%

Cash used in operating activities

Net cash used in operating activities was $9.3 million for the quarter ended March 31, 2021, an increase of $6.9 million or 294%, compared to the quarter ended March 31, 2020. The increase was primarily driven by inventory increasing $0.7 million in the current quarter compared to a reduction of $1.4 million in the first quarter of 2020, and accounts receivable increasing by $2.5 million in the quarter ended March 31, 2021 due to higher sales levels, compared to a decrease of $0.9 million in the first quarter of 2020.

Cash used in investing activities

Net cash used in investing activities was $3.0 million for the quarter ended March 31, 2021, an increase of $1.7 million compared to the same quarter of the prior year. Cash used in the Lowell brand acquisition was $4.6 million, which was off-set by net proceeds received associated with the termination of the W Vapes acquisition agreement. See Note 2 in notes to the condensed consolidated financial statements. Capital expenditures of $0.4 million in the current quarter, principally associated with greenhouse renovations, compared to $1.2 million in capital expenditures in the same period last year. Greenhouse renovations were substantially completed at the end of the third quarter in 2020. Remaining construction at the cultivation facility consists primarily of the construction of a head house for processing of flower and biomass, which is expected to be completed around the end of the third quarter in 2021.

Cash provided by financing activities

Net cash provided by financing activities was $0.1 million for the quarter ended March 31, 2021, compared to $2.9 million in the same quarter of the prior year, primarily due to proceeds from note payable financing in the prior year.

We expect that our cash on hand and cash flows from operations will be adequate to meet our operational needs for the next 12 months. The Company intends to seek additional external financing to fund new business initiatives, including the construction or expansion of additional cultivation sites.

Working Capital and Cash on Hand

The following table presents the Company's cash on hand and working capital position as of March 31, 2021 and December 31, 2020.

			Change
(in thousands)	March 2021	December 2020	$	%
Working capital(1)	$22,364	$30,883	$(8,515)	(28)%
Cash on hand	$13,572	$25,751	$(12,180)	(47)%

(1) Non-GAAP measure - see Non-GAAP Financial Measures in this MD&A.

At December 31, 2020, we had $25.8 million cash and $30.9 million of working capital, compared to $13.6 million of cash and $22.4 million of working capital at March 31, 2021. The decrease in cash was primarily due to funding operational losses and cash used in the Lowell brand asset acquisition.

The Company’s working capital is expected to be significantly impacted by the growth in operations, increased cultivation output, and continuing margin improvement.

CHANGES IN OR ADOPTION OF ACCOUNTING PRONOUNCEMENTS

This MD&A should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2020. Also see Note 1 to this Form 10-Q for changes of adoption of accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the review affects both current and future periods.

Significant judgments, estimates and assumptions that have the most significant effect on the amounts recognized in the consolidated financial statements are described below.

●
Estimated Useful Lives and Depreciation of Property and Equipment – Depreciation of property and equipment is dependent upon estimates of useful lives which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions and the useful lives of assets.

●
Estimated Useful Lives and Amortization of Intangible Assets – Amortization of intangible assets is recorded on a straight-line basis over their estimated useful lives, which do not exceed the contractual period, if any.

●	Identifiable assets acquired and liabilities assumed are recognized at the acquisition date fair values as defined by accounting standards related to fair value measurements.

●
Fair Value of Investments in Private Entities – The Company uses discounted cash flow model to determine fair value of its investment in private entities. In estimating fair value, management is required to make certain assumptions and estimates such as discount rate, long term growth rate and, estimated free cash flows.

●
Share-Based Compensation – The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and warrants granted. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of the Company’s future share price, risk free rates, future dividend yields and estimated forfeitures at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results.

●
Deferred Tax Asset and Valuation Allowance – Deferred tax assets, including those arising from tax loss carry-forwards, requires management to assess the likelihood that the Company will generate sufficient taxable earnings in future periods in order to utilize recognized deferred tax assets. Assumptions about the generation of future taxable profits depend on management’s estimates of future cash flows. In addition, future changes in tax laws could limit the ability of the Company to obtain tax deductions in future periods. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the net deferred tax assets recorded at the reporting date could be impacted.

FINANCIAL INSTRUMENTS AND FINANCIAL RISK

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities; current portion of long-term debt; and long-term debt. The carrying values of these financial instruments approximate their fair values.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs used to make the measurements. The hierarchy is summarized as follows:

●
Level 1 — Quoted prices (unadjusted) that are in active markets for identical assets or liabilities

●
Level 2 — Inputs that are observable for the asset or liability, either directly (prices) for similar assets or liabilities in active markets or indirectly (derived from prices) for identical assets or liabilities in markets with insufficient volume or infrequent transactions

●
Level 3 — Inputs for assets or liabilities that are not based upon observable market data

The Company has exposure to the following risks from its use of financial instruments and other risks to which it is exposed and assess the impact and likelihood of those risks. These risks include: market, credit, liquidity, asset forfeiture, banking and interest rate risk.

Credit Risk

●
Credit risk is the risk of a potential loss to the Company if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at March 31, 2021 and December 31, 2020 is the carrying amount of cash and cash equivalents and accounts receivable. All cash and cash equivalents are placed with U.S. and Canadian financial institutions.

●
The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk but has limited risk as a significant portion of its sales are transacted with cash.

Liquidity Risk

●
Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to ensure that it will have sufficient liquidity to settle obligations and liabilities when due.

●
In addition to the commitments outlined in Note 15, the Company has the following contractual obligations at March 31, 2021:

	Maturity: < 1 Year	Maturity: > 1 Year

(in thousands)
Accounts payable and Other accrued liabilities	$10,551	$-

Market Risk

●
Strategic and operational risks arise if the Company fails to carry out business operations and/or to raise sufficient equity and/or debt financing. These strategic opportunities or threats arise from a range of factors that might include changing economic and political circumstances and regulatory approvals and competitor actions. The risk is mitigated by consideration of other potential development opportunities and challenges which management may undertake.

Interest Rate Risk

●
Interest rate risk is the risk that the fair value or the future cash flows of a financial instrument will fluctuate as a result of changes in market interest rates. The Company’s interest-bearing loans and borrowings are all at fixed interest rates; therefore, the Company is not exposed to interest rate risk on these financial liabilities. The Company considers interest rate risk to be immaterial.

Price Risk

●
Price risk is the risk of variability in fair value due to movements in equity or market prices. Cannabis is a developing market and subject to volatile and possibly declining prices year over year as a result of increased competition. Because adult-use cannabis is a newly commercialized and regulated industry in the State of California, historical price data is either not available or not predictive of future price levels. There may be downward pressure on the average price for cannabis. There can be no assurance that price volatility will be favorable or in line with expectations. Pricing will depend on general factors including, but not limited to, the number of licenses granted by the local and state governments, the supply such licensees are able to generate, activity by unlicensed producers and sellers and consumer demand for cannabis. An adverse change in cannabis prices, or in investors’ beliefs about trends in those prices, could have a material adverse outcome on the Company and its valuation.

Asset Forfeiture Risk

●
Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property were never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture.

Banking Risk

●
Notwithstanding that a majority of states have legalized medical marijuana, there has been no change in U.S. federal banking laws related to the deposit and holding of funds derived from activities related to the marijuana industry. Given that U.S. federal law provides that the production and possession of cannabis is illegal, there are arguments that financial institutions cannot accept for deposit funds from businesses involved with the marijuana industry and legislative efforts to provide greater certainty to financial institutions have not been successful. Consequently, businesses involved in the marijuana industry often have difficulty accessing the U.S. banking system and traditional financing sources. The inability to open bank accounts with certain institutions may make it difficult to operate the business of the Company, its subsidiaries and investee companies, and leaves their cash holdings vulnerable.

SELECTED FINANCIAL DATA

Quarter Ended March 31,
(in thousands, except per share amounts)
Consolidated Operations	2021	2020
Net revenue	$11,026	$9,442
Gross loss	$(1,477)	$(1,729)
Operating loss	$(5,702)	$(7,109
Loss before income taxes	$(6,656	$(7,849
Net loss	$(6,719)	$(7,874
Net loss per share - basic and diluted	$(0.13)	$(0.24)
Weighted average shares outstanding - basic and diluted	$53,592	$32,988

Consolidated Financial Position	March 31, 2021	December 31, 2020
Cash	$13,572	$25,751
Current assets	$37,111	$46,604
Property, plant and equipment, net	$49,456	$49,243
Total assets	$124,452	$97,416
Current liabilities	$14,747	$15,723
Working capital	$22,364	$30,883
Long-term notes payable including current portion	$666	$1,516
Capital lease obligations including current portion	$38,803	$38,834
Total stockholders' equity	$59,903	$31,156

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

OUTSTANDING SHARE DATA

As of May 17, 2021, the Company had the following securities issued and outstanding:

Number of Shares
(in thousands)	(on an as converted basis)
Issued and Outstanding
Subordinate voting shares	84,415
Super voting shares	203
Reserved for Issuance
Options	7,399
Restricted Stock Units	1,735
Warrants	15,244
Convertible debenture shares	77,629
Convertible debenture warrants	78,629

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosurecontrols and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

 Subsequent to the quarter ended March 31, 2021, our Form 10 became effective with the SEC. We are engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We periodically become involved in various claims and lawsuits that are incidental to our business. In the opinion of management, after consultation with counsel, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in, Item 1A. of the Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As partial consideration for our acquisition of the Lowell Herb Co. and Lowell Smokes trademark brands, product portfolio and production assets from The Hacienda Company, LLC, we issued 22,643,678 of our subordinate voting shares to The Hacienda Company, LLC. The issuance of the subordinate voting shares was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

During the three months ended March 31, 2021, we did not make any repurchases of our equity securities.

Item 6. Exhibits

Exhibit Number	Description
31.1
Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a)and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a)and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adoptedpursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adoptedpursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________________

*  This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWELL FARMS, INC.

Date: May 17, 2021	By:	/s/ Mark Ainsworth
Mark Ainsworth
Chief Executive Officer
(principal executive officer)

Date: May 17, 2021	By:	/s/ Brian Shure
Brian Shure
Executive Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)