Form 10-Q
period 2021-06-30
Lowell Farms Inc.
filed 2021-08-16
CIK 1838128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number 000-56254

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

There were 78,805,938 shares of the Registrant’s Subordinate Voting Shares outstanding as of August 13, 2021.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LOWELL FARMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$9,113	$25,751
Accounts Receivable - net of allowance for doubtful accounts of $1,024 and $1,389 at June 30, 2021 and December 2020, respectively	6,223	4,529
Inventory	14,736	9,933
Prepaid expenses and other current assets	4,144	6,391
Total current assets	34,216	46,604
Property and equipment, net	64,496	49,243
Goodwill	357	357
Other intangibles, net	40,919	736
Other assets	601	476

Total assets	$140,589	$97,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,313	$2,137
Accrued payroll and benefits	1,142	1,212
Notes payable, current portion	369	1,213
Lease obligation, current portion	2,410	2,301
Other current liabilities	5,012	8,860
Total current liabilities	12,246	15,723
Notes payable	258	303
Lease obligation	35,260	36,533
Convertible debentures	13,646	13,701
Mortgage obligation	8,938	-
Total liabilities	70,348	66,260
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Share capital	170,613	125,540
Accumulated deficit	(100,372)	(94,384)
Total stockholders' equity	70,241	31,156

Total liabilities and stockholders' equity	$140,589	$97,416

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net revenue	$15,157	$9,894	$26,183	$19,336
Cost of goods sold	9,413	11,157	21,915	22,328

Gross profit (loss)	5,744	(1,263)	4,268	(2,992)

Operating expenses
General and administrative	3,817	1,456	6,285	4,733
Sales and marketing	2,233	1,184	3,667	2,410
Depreciation and amortization	167	885	491	1,762
Total operating expenses	6,217	3,525	10,443	8,905

Loss from operations	(473)	(4,788)	(6,175)	(11,897)

Other income/(expense)
Other income (expense)	1,858	-	1,416	25
Loss on termination of investment	-	(3,524)	-	(3,524)
Unrealized gain on change in fair value of investment	18	306	124	391
Interest expense	(598)	(726)	(1,215)	(1,576)
Total other income (expense)	1,278	(3,944)	325	(4,684)

Income (loss) before provision for income taxes	805	(8,732)	(5,850)	(16,581)
Provision for income taxes	74	25	138	50
Net income (loss)	$731	$(8,757)	$(5,988)	$(16,631)

Net income (loss) per share:
Basic	$0.01	$(0.26)	$(0.10)	$(0.50)
Diluted	$0.00	$(0.26)	$(0.10)	$(0.50)
Weighted average shares outstanding:
Basic	71,021	33,307	61,956	33,025
Diluted	201,278	33,307	61,956	33,025

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENDSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands)

Three Months Ended June 30, 2021

	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance—March 31, 2021	83,221	203	$161,006	$(101,103)	$59,903
Net loss	-	-	-	731	731
Shares issued in connection with conversion of convertible debentures	1,003	-	200	-	200
Issuance of shares associated with acquisitions	7,998	-	9,023	-	9,023
Exercise of options	76	-	46	-	46
Share-based compensation expense	125	-	338	-	338
Balance—June 30, 2021	92,423	203	$170,613	$(100,372)	$70,241

Three Months Ended June 30, 2020

	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance—March 31, 2020	32,988	203	$97,772	$(80,348)	$17,424

Net loss	-	-	-	(8,757)	(8,757)
Shares issued in connection with conversion of convertible debentures	250	-	62	-	62
Issuance of warrants	-	-	1,556	-	1,556
Share-based compensation expense	104	-	213	-	213
Balance—June 30, 2020	33,342	203	$99,603	$(89,105)	$10,498

Six Months Ended June 30, 2021

	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance—December 31, 2020	57,617	203	$125,540	$(94,384)	$31,156
Net loss	-	-	-	(5,988)	(5,988)
Shares issued in connection with conversion of convertible debentures	2,393	-	478	-	478
Issuance of shares associated with acquisitions	30,641	-	43,259	-	43,259
Exercise of warrants	1,325	-	665	-	665
Exercise of options	76	-	46	-	46
Share-based compensation expense	371	-	625	-	625
Balance—June 30, 2021	92,423	203	$170,613	$(100,372)	$70,241

Six Months Ended June 30, 2020

	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance—December 31, 2019	32,844	203	$96,160	$(72,474)	$23,686

Net loss	-	-	-	(16,631)	(16,631)
Shares issued in connection with conversion of convertible debentures	250	-	62	-	62
Issuance of warrants	-	-	1,556	-	1,556
Share-based compensation expense	248	-	1,825	-	1,825
Balance—June 30, 2020	33,342	203	$99,603	$(89,105)	$10,498

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(5,988)	$(16,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,858	1,762
Amortization of debt issuance costs	420	-
Share-based compensation expense	625	1,825
Provision for doubtful accounts	173	720
Termination of branding rights agreement	152	-
Unrealized gain on change in fair value of investments	(125)	(395)
Changes in operating assets and liabilities:
Accounts receivable	(1,526)	1,390
Inventory	(1,501)	1,980
Prepaid expenses and other current assets	(553)	(333)
Other assets	-	-
Accounts payable and accrued expenses	(4,320)	2,307
Other current and long-term liabilities	-	(98)
Net cash used in operating activities	$(10,785)	$(7,473)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from asset sales	$1,979	$-
Purchases of property and equipment	(608)	(4,110)
Disposition of business interest, net of cash received	-	2,743
Acquisition of business assets, net	(6,642)	-
Investment in corporate interests	-	-
Net cash used in investing activities	$(5,271)	$(1,367)
CASH FLOW FROM FINANCING ACTIVITIES
Principal payments on lease obligations	$(1,164)	$(1,053)
Payments on notes payable	(128)	(31)
Proceeds from convertible notes, net of financing costs	-	13,663
Issuance of warrants associated with convertible notes offering	-	1,556
Proceeds from brokered private placement	-	62
Proceeds from lease financing	-	-
Proceeds from notes payable	-	-
Proceeds from exercise of warrants and options	710	-
Issuance of subordinate voting shares for acquisition	-	-
Payment of debt issuance costs	-	-
Net cash (used) provided by financing activities	$(582)	$14,197

Change in cash and cash equivalents and restricted cash	$(16,638)	$5,357
Cash and cash equivalents—beginning of year	25,751	1,344
Cash, cash equivalents and restricted cash—end of period	$9,113	$6,701

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$605	$1,403
Cash paid during the period for income taxes	$187	$-

OTHER NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired via capital lease	$-	$578
Disposition of business interests	$-	$2,743
Issuance of warrants	$-	$1,556
Shares issued for services in connection with convertible debenture offering	$-	$62
Issuance of subordinate voting shares in exchange for net assets acquired	$43,259	$-
Liabilities assumed and receivable forgiveness in exchange for net assets acquired	$2,910	$-
Debt and associated accrued interest converted to subordinate voting shares	$478	$-

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by Lowell Farms Inc. (the “Company” or “Lowell”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Form 10 filed for the year ended December 31, 2020. There have been no material changes to our significant accounting policies as of and for the six months ended June 30, 2021.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include allowance for doubtful accounts and credit losses, carrying value of inventory, revenue recognition, accounting for stock-based compensation expense, and income taxes. Actual results could differ from those estimates.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, ASU 2019-05 “Financial Instruments-Credit Losses”, ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (collectively, Topic 326),ASU 2020-02 Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842) and ASU 2020-03 Codification Improvements to Financial Instruments. Topic 326 requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for the year ended December 31, 2020. The Company believes that the most notable impact of this ASU will relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses. We continue to monitor the economic impact of the COVID-19 pandemic, however based on current market conditions, the adoption of the ASU did not have a material impact on the condensed consolidated financial statements.

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

No other recently issued accounting pronouncements had or are expected to have a material impact on our condensed consolidated financial statements.

2. ACQUISITIONS

Completed Acquisitions

	(1)	(2)	(3)	(4)
		The Humble	The Hacienda	Lowell Farm
(in thousands)	Kaizen Inc.	Flower Co.	Company, LLC	Services	Total
CONSIDERATION
Contingent Payment	$50	$44	$-	$-	$94
Cash			4,019	-	4,019
Transaction costs			428	190	618
Note payable and other obligations	200	65	3,115	9,000	12,380
Fair value of subordinate voting shares	62	55	34,358	9,610	44,085
Total consideration	$312	$164	$41,920	$18,800	$61,196

PURCHASE PRICE ALLOCATION
Assets Acquired
Inventories	$-	$6	$3,300	$-	$3,306
Accounts receivable - net	-	-	1,312	-	1,312
Other tangible assets	-	-	739	15,750	16,489
Intangible assets - brands and tradenames	104	80	37,299	-	37,483
Intangible assets - technology and know-how and other	208	78	-	3,050	3,336
Liabilities assumed
Payables and other liabilities	-	-	(730)	-	(730)
Fair value of net assets acquired	$312	$164	$41,920	$18,800	$61,196

The Company completed the following asset acquisitions, and allocated the purchase price as follows:

The Kaizen Inc. and The Humble Flower Co. acquisitions qualified as a business combination under ASC 805. The Hacienda Company, LLC acquisition qualified as an asset acquisition under ASU 2017.01. Consideration has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. No goodwill was recognized. The results of these acquisitions are included in the Company’s net earnings from the date of acquisition.

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

On February 25, 2021, the Company acquired substantially all of the assets of the Lowell Herb Co. and Lowell Smokes trademark brands, product portfolio, and production assets from The Hacienda Company, LLC for a purchase price of $41,920. Lowell Herb Co. is a leading California cannabis brand that manufactures and distributes distinctive and highly regarded premium packaged flower, pre-roll, concentrates, and vape products. The acquisition consideration was comprised of $4.1 million in cash and the issuance of 22,643,678 subordinate voting shares and obligations assumed. In connection with this acquisition, the Company completed a change in its corporate name to Lowell Farms Inc. effective March 1, 2021.

●	Lowell Farm Services

On June 29, 2021, we acquired real property and related assets of a first-of-its-kind cannabis drying and midstream processing facility located in Monterey County for a purchase price of $18,800. The 10-acre, 40,000 square foot processing facility will provide drying, bucking, trimming, sorting, grading, and packaging operations for up to 250,000 lbs. of wholesale cannabis flower annually. The new facility will process nearly all the cannabis that we grow at our existing cultivation operations. Additionally, we commissioned a new business unit called Lowell Farm Services (“LFS”), which will engage in fee-based processing services for regional growers from the Salinas Valley area. The acquisition consideration was comprised primarily of a note payable of $9.0 million and the issuance of 7,997,520 subordinate voting shares and obligations assumed. LFS operations are expected to become operational during the third quarter of 2021.

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

On July 17, 2020, the Company announced the termination of the definitive agreement with W Vapes and the obligation to acquire the assets of W Vapes was terminated. The termination coincided with an asset acquisition announcement between W Vapes and Planet 13 Holdings Inc. (“Planet 13”). Additionally, the Company sold the Las Vegas facility to certain affiliates of Planet 13 for a cash payment of approximately $500, and an additional cash payment of approximately $2.8 million upon regulatory approval of the W Vapes and Planet 13 transaction which was received in January 2021, and in the third quarter the Company finalized a note payable of $843 to the owners of W Vapes, payable coinciding with the receipt of the $2.8 million payment from the facility sale, which was paid in January 2021. As a result, the Company reflected a $4.4 million loss in loss on termination of investments, net on its consolidated statement of operations for the year ended December 31, 2020.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets were comprised of the following items:

	June 30,	December 31,
(in thousands)	2021	2020
Deposits	$533	$572
Insurance	917	593
Supplier advances	1,623	504
Nevada building sale proceeds	-	2,800
Other	1,071	1,922
Total prepaid and other current assets	$4,144	$6,391

4. INVENTORY

Inventory was comprised of the following items:

	June 30,	December 31,
(in thousands)	2021	2020
Raw materials	$11,852	$7,950
Work in process	45	-
Finished goods	2,839	1,983
Total inventory	$14,736	$9,933

5. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	June 30,	December 31,
(in thousands)	2021	2020
Excise and cannabis tax	$3,912	$5,780
Third party brand distribution accrual	269	584
Insurance and professional fee accrual	820	746
Other	11	1,750
Total other current liabilities	$5,012	$8,860

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. PROPERTY AND EQUIPMENT

A reconciliation of the beginning and ending balances of property and equipment and accumulated depreciation during the six months ended June 30, 2021 and property and equipment, net as of December 31, 2020 are as follows:

	Land and	Leasehold	Furniture			Construction	Right of
(in thousands)	Buildings	Improvements	and Fixtures	Equipment	Vehicles	in Process	Use Assets	Total
Costs
Balance—December 31, 2020	$-	$10,799	$50	$1,276	$854	$2,528	$41,530	$57,037
Additions	-	73	-	268	-	814	-	1,155
Business Acquisitions	14,529	-	-	1,413	-	-	-	15,942
Disposals	-	-	-	-	-	-	-	-
Balance—June 30, 2021	$14,529	$10,872	$50	$2,957	$854	$3,342	$41,530	$74,134

Accumulated Depreciation
Balance—December 31, 2020	$-	$(634)	$(47)	$(427)	$(411)	$-	$(6,275)	$(7,794)
Depreciation	-	(167)	(1)	(72)	(77)	-	(1,527)	(1,844)
Disposals	-	-	-	-	-	-	-	-
Balance—June 30, 2021	$-	$(801)	$(48)	$(499)	$(488)	$-	$(7,802)	$(9,638)

Net Book Value-June 30, 2021	$14,529	$10,071	$2	$2,458	$366	$3,342	$33,728	$64,496

Net Book Value -December 31, 2020	$-	$10,165	$3	$849	$443	$2,528	$35,255	$49,243

Construction in process represent assets under construction related to cultivation, manufacturing, and distribution facilities not yet completed or otherwise not placed in service.

Depreciation expense of $946 and $1,044 were recorded for the three months ended June 30, 2021 and 2020, respectively, of which $584 and $769 respectively, were included in cost of goods sold. Depreciation expense of $195 was also recorded in other income (expense) for the three months ended June 30, 2021.

Depreciation expense of $1,844 and $1,909 were recorded for the six months ended June 30, 2021 and 2020, respectively, of which $1,168 and $1,283 respectively, were included in cost of goods sold. Depreciation expense of $195 was also recorded in other income (expense) for the six months ended June 30, 2021.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A reconciliation of the beginning and ending balances of goodwill during the six months ended June 30, 2021 is as follows:

(in thousands)
Costs
Balance - December 31, 2020	$357
Additions	-
Business Acquisitions	-
Impairment	-
Balance - June 30, 2021	$357

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

Other Intangible Assets

A reconciliation of the beginning and ending balances of intangible assets and accumulated amortization during the six months ended June 30, 2021 and intangible assets, net as of December 31, 2020 are as follows:

	Definite Life Intangibles		Indefinite Life Intangibles
	Branding	Technology/	Brands &
(in thousands)	Rights	Know How	Tradenames	Total
Costs
Balance—December 31, 2020	$250	$208	$408	$866
Business acquisition	-	3,050	37,299	40,349
Agreement termination	(250)	-	-	(250)
Balance—June 30, 2021	$-	$3,258	$37,707	$40,965

Accumulated Amortization
Balance—December 31, 2020	$(93)	$(37)	$-	$(130)
Agreement termination	98	-	-	98
Amortization	(5)	(9)	-	(14)
Other	-	-	-	-
Balance—June 30, 2021	$-	$(46)	$-	$(46)

Net Book Value
June 30, 2021	$-	$3,212	$37,707	$40,919
Net Book Value
December 31, 2020	$157	$171	$408	$736

Intangible assets with finite lives are amortized over their estimated useful lives. Amortization periods of assets with finite lives are based on management's estimates at the date of acquisition. The Company recorded amortization expense of $14, and $44 for the six months ended June 30, 2021, and 2020, respectively.

The Company estimates that amortization expense for our existing other intangible assets will be approximately $220 annually for each of the next five fiscal years. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. SHAREHOLDERS’ EQUITY

Shares Outstanding

The table below details the change in Company shares outstanding by class during the six months ended June 30, 2021:

	Subordinate	Super
(in thousands)	Voting Shares	Voting Shares
Balance—December 31, 2020	57,617	203
Shares issued in connection with exercise of warrants	1,325	-
Shares issued in connection with conversion of convertible debentures	2,393	-
Shares issued in connection with asset acquisition	30,641	-
Issuance of vested restricted stock units	371	-
Stock issued in connection with exercised of stock options	76	-
Balance—June 30, 2021	92,423	203

(in thousands)
Balance—December 31, 2020		93,898
Warrants issued in conjunction with broker option exercise (1)		163
Warrants expired		(358)
Warrants converted into subordinate voting shares		(1,000)
Balance—June 30, 2021		92,703

(1) Excluded 390 warrants issuable should underwriter options be exercised.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. DEBT

Debt at June 30, 2021 and December 31, 2020, was comprised of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Current portion of long-term debt
Vehicle loans(1)	$186	$170
Note payable(3)	183	1,043
Total short-term debt	369	1,213

Long-term debt, net
Vehicle loans(1)	162	233
Note payable(2)	56	65
Note payable(3)	40	5
Mortgage payable(4)	8,938	-
Convertible debenture(5)	13,646	13,701
Total long-term debt	22,842	14,004
Total Indebtedness	$23,211	$15,217

(1) Primarily fixed term loans on transportation vehicles. Weighted average interest rate at June 30, 2021 was 8.1%.
(2) Note payable in connection with Acme acquisition to be paid as and if financial performance targets are met over the earnout period.
(3) Note payable in connection with Humble Flower and Kaizen acquisitions and termination of the W Vapes acquisition. Weighted average interest rate at June 30, 2021 was 4%.
(4) Net of deferred financing costs of $422.
(5) Net of deferred financing costs of $1,879.

Stated maturities of debt obligations are as follows as of June 30, 2021:

June 30,
(in thousands)	2021
2021	$268
2022	321
2023	15,876
2024	383
2025	421
2026 and thereafter	8,113
Total debt obligations	$25,382

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

A reconciliation of lease obligations for the six months ended June 30, 2021, is as follows:

(in thousands)
Lease Liability:
December 31, 2020	$38,834
Lease principal payments	(1,164)
June 30, 2021	$37,670

June 30,
2021
Lease obligation, current portion	$2,410
Lease obligation, long-term portion	35,260
Total	$37,670

All extension options that are reasonably certain to be exercised have been included in the measurement of lease obligations. The Company reassesses the likelihood of extension option exercise if there is a significant event or change in circumstances within its control.

The components of lease expense for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2021	2020	2021	2020
Amortization of leased assets (1)	$785	$839	$1,527	$1,631
Interest on lease liabilities (2)	634	491	1,197	964
Total	$1,419	$1,330	$2,724	$2,595

____________

(1) Included in cost of goods sold and general and administrative in the consolidated statement of operations.
(2) Included in interest expense in the consolidated statement of operations.

The key assumptions used in accounting for leases as of June 30, 2021 were a weighted average remaining lease term of 17.6 years and a weighted average discount rate of 6%. The key assumptions used in accounting for leases as of December 31, 2020 were a weighted average remaining lease term of 18.1 years and a weighted average discount rate of 6.0%.

The future lease payments with initial remaining terms in excess of one year as of June 30, 2021 were as follows:

June 30,
(in thousands)	2021
Balance of 2021	$1,187
2022 - 2023	5,137
2024 - 2025	3,844
2026 and beyond	27,502
Total	$37,670

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. SHARE-BASED COMPENSATION

During 2019 the Company’s Board of Directors adopted the 2019 Stock and Incentive Plan (the “Plan”), which was amended in April 2020 and March 2021. The Plan permits the issuance of stock options, stock appreciation rights, stock awards, share units, performance shares, performance units and other stock-based awards, and, as of June 30, 2021, 13.2 million shares have been authorized to be issued under the Plan and 4.6 million are available for future grant. The Plan provides for the grant of options as either non-statutory stock options or incentive stock options and restricted stock units to employees, officers, directors, and consultants of the Company to attract and retain persons of ability to perform services for the Company and to reward such individuals who contribute to the achievement by the Company of its economic objectives. The awards granted generally vest in 25% increments over a four-year period and option awards expire 6 years from grant date.

The Plan is administered by the Board or a committee appointed by the Board, which determines the persons to whom the awards will be granted, the type of awards to be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

During the three and six months ended June 30, 2021 and 2020, the Company granted shares to certain employees as compensation for services. These shares were accounted for in accordance with ASC 718 – Compensation – Stock Compensation. The Company amortizes awards over the service period and until awards are fully vested.

For the three and six months ended June 30, 2021 and 2020, share-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2021	2020	2021	2020
Cost of goods sold	$-	$-	$-	$-
General and administrative expense	338	213	625	1,825
Total share-based compensation	$338	$213	$625	$1,825

The following table summarizes the status of stock option grants and unvested awards at and for the six months ended June 30, 2021:

			Weighted-Average
	Stock	Weighted-Average	Remaining	Aggregate
(in thousands except per share amounts)	Options	Exercise Price	Contractual Life	Intrinsic Value

Outstanding—December 31, 2020	6,260	$0.97	4.7	$3,162

Granted	1,880	1.41
Exercised	-	-
Cancelled	(1,153)	1.60
Outstanding—June 30, 2021	6,987	$0.95	2.6

Exercisable—June 30, 2021	1,677	$1.02	3	$69

Vested and expected to vest—June 30, 2021	6,987	$0.95	2.6	$2,254

The weighted-average fair value of options granted during the three and six months ended June 30, 2021, estimated as of the grant date, were $1.18 and $1.41, respectively. As of June 30, 2021, there was $1,252 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the status of restricted stock unit (“RSU”) grants and unvested awards at and for the six months ended June 30, 2021:

		Weighted-Average
(in thousands except per share amounts)	RSUs	Fair Value

Outstanding—December 31, 2020	450	$0.33

Granted	1,395	1.15
Vested	-	-
Cancelled	(10)	1.11
Outstanding—June 30, 2021	1,835	$0.95

As of June 30, 2021, there was $963 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 20 months.

The fair value of the stock options and RSUs granted were determined using the Black-Scholes option-pricing model with the following weighted average assumptions at the time of grant.

Stock Options	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Three Months Ended March 31,	2021	2020	2021	2020
Expected volatility	50%	50%	50%	50%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.1%	2.2%	0.9%	2.2%
Expected term in years	4.25	4.12	4.25	4.14

RSUs
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Three Months Ended March 31,	2021	2020	2021	2020
Expected volatility	50%	50%	50%	50%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.9%	0.9%	0.9%	0.9%
Expected term in years	0.74	0.60	0.74	0.60

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

The provision for income tax expense for the three months ended June 30, 2021, was $74, representing an effective tax rate of 9.20%, compared to an income tax expense of $25 for the three months ended June 30, 2020, representing an effective tax rate of 0.29%. The provision for income tax expense for the six months ended June 30, 2021, was $138, representing a effective tax rate of 2.36% compared to an income tax expense of $50 for the six months ended June 30, 2020, representing an effective tax rate of 0.30%.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. NET INCOME (LOSS) PER SHARE

Net income (loss) per share represents the net earnings/loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands except per share amounts)	2021	2020	2021	2020
Net income (loss)	$731	$(8,757)	$(5,988)	$(16,631)

Net income (loss) per share:
Basic	$0.01	$(0.26)	$(0.10)	$(0.50)
Diluted	$0.00	$(0.26)	$(0.10)	$(0.50)
Weighted average shares outstanding:
Basic	71,021	33,307	61,956	33,025
Diluted	201,278	33,307	61,956	33,025

Weighted average potentially diluted shares (1):
Basic shares	71,021	33,307	61,956	33,025
Options	2,908	-	-	-
Warrants	60,767	-	-	-
Convertible debentures	64,796	-	-	-
Restricted stock units	1,786	-	-	-
Total weighted average potentially diluted shares:	201,278	33,307	61,956	33,025

(1) For the above net loss periods, the inclusion of options, warrants, convertible debentures and restricted stock units in the calculation of diluted earnings per share would be anti-dilutive, and accordingly, were excluded from the diluted loss per share calculation.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

At June 30, 2021 and 2020, and December 31, 2020 the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments.

The carrying value of the Company's debt approximates fair value based on current market rates (Level 2).

Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described above in the Notes to Condensed Consolidated Financial Statements, which are considered a Level 3 measurement.

15. COMMITMENTS AND CONTINGENCIES

Commitments

In January 2021, the Company signed a letter of intent to expand its cultivation footprint. The agreement contemplates a land-lease from a developer that has prepared the property for cannabis cultivation. Lowell would be responsible for construction costs of greenhouses using cash raised in the equity offering in December 2020 and cash generated from operations. The transaction is subject to final site due-diligence and negotiation of construction contracts. In the event the transaction contemplated in the letter of intent is pursued, the Company anticipates the site will be ready for operation in 2023.

Contingencies

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulation as of June 30, 2021, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future. In 2020, the Company entered into a payment plan offered by California regulatory authorities to pay certain excise and cultivation taxes over a 12 month period. If such taxes are not paid in accordance with the agreed payment plan the Company could be subject to certain late payment penalties.

Litigation and Claims

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates are an adverse party or have a material interest adverse to the Company’s interest.

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

In August 2020 the Company experienced adverse air quality conditions that resulted in the Company closing the air vents in its greenhouse facilities at a time when extreme temperatures existed. As a result, plant health suffered due to the situation. The Company filed a business interruption claim which resulted in a payment of $2.65 million from the insurance carrier in July 2021, and is included in other income (expense) in the accompanying condensed consolidated statements of income (loss).

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16. GENERAL AND ADMINISTRATIVE EXPENSES

For the three and six months ended June 30, 2021 and 2020, general and administrative expenses were comprised of:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2021	2020	2021	2020
Salaries and benefits	$1,561	$980	$2,398	$1,976
Professional fees	777	251	1,259	850
Share-based compensation	336	213	625	1,825
Administrative	1,143	12	2,004	82
Total general and administrative expenses	$3,817	$1,456	$6,286	$4,733

17. RELATED-PARTY TRANSACTIONS

Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.

Lowell received certain administrative, operational and consulting services through a Management Services Agreement with Edible Management, LLC (“EM”). EM is a limited liability company owned by the co-founders of Lowell and was formed to provide Lowell with certain administrative functions comprising: cultivation, distribution, and production operations support; general administration; corporate development; human resources; finance and accounting; marketing; sales; legal and compliance. The agreement provided for the dollar-for-dollar reimbursement of expenses incurred by EM in performance of its services. Amounts paid to EM for the three and six months ended June 30, 2020 was $2,201 and $5,041, respectively. The Management Services Agreement with EM was terminated as of December 31, 2020.

In April 2015, Lowell entered into a services agreement with Olympic Management Group (“OMG”), for advisory and technology support services, including the access and use of software licensed to OMG to perform certain data processing and enterprise resource planning (ERP) operational services. OMG is owned by one of the Company’s co-founders. The agreement provides for the dollar-for-dollar reimbursement of expenses incurred by OMG in performance of its services. There were no amounts paid to OMG for the quarters ended June 30, 2021 and 2020. Amounts paid to OMG for the six months ended June 30, 2021 and 2020, were $nil and $5, respectively.

18. SEGMENT INFORMATION

The Company's operations are comprised of a single reporting operating segment engaged in the production and sale of cannabis products in the United States. As the operations comprise a single reporting segment, amounts disclosed in the financial statements also represent a single reporting segment.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 16, 2021, the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

This management's discussion and analysis ("MD&A") of the financial condition and results of operations of the Company is for the three and six months ended June 30, 2021 and 2020. It is supplemental to, and should be read in conjunction with, the Company's consolidated financial statements and the accompanying notes for the year ended December 31, 2020. All dollar amounts in this MD&A are expressed in thousands of United States dollars ("$" or "US$"), unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our registration statement on Form 10, as amended (the “Form 10”). Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available after the date of this Quarterly Report on Form 10-Q. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

OVERVIEW OF THE COMPANY

We are a California-based cannabis company with vertically integrated operations including large scale cultivation, extraction, processing, manufacturing, branding, packaging and wholesale distribution to retail dispensaries. We manufacture and distribute proprietary and third-party brands throughout the State of California, the largest cannabis market in the world. We also provide manufacturing, extraction and distribution services to third-party cannabis and cannabis branding companies. We operate a 225,000 square foot greenhouse cultivation facility and a 40,000 square foot processing facility in Monterey County, a 15,000 square foot manufacturing and laboratory facility in Salinas, California, a separate 20,000 square foot distribution facility in Salinas, California and a warehouse depot and distribution vehicles in Los Angeles, California.

Our present product offerings include flower, vape pens, oils, extracts, chocolate edibles, mints, gummies, topicals, tinctures and pre-rolls. We sell our products under owned and third-party brands. Brands we own include the following: Lowell Herb Co. and Lowell Smokes (premium packaged flower, pre-roll, concentrates, and vape products); Cypress Reserve (a premium flower brand); Flavor Extracts (crumble and terp sugar products): Kaizen (premium brand cannabis concentrates); House Weed (a value driven flower and concentrates offering delivering a flavorful and potent experience); Moon (a range of high-potency, high-quality and high-value edibles); Altai (hand-crafted and award-winning edibles); Humble Flower (a premium brand offering cannabis-infused topical creams, balms and oils); Original Pot Company (baked edibles); CannaStripe (gummy edibles); and Acme Elixirs (high quality, lab-tested vaporizing pens). We also exclusively manufacture and distribute third party brands in California and provide third party extraction processing and distribution services and bulk extraction concentrates and flower to licensed manufacturers and distributors.

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

Our manufacturing facility is located in Salinas, California and houses our edible product operations and extraction and distillation operations. The edible product operations utilize internally produced cannabis oil, which can also be supplied from multiple external sources. Our manufacturing operations produce a wide variety of cannabis-infused products in our 15,000 square foot manufacturing facility in Salinas. Our products include chocolate confections, tinctures, baked goods, hard and soft non-chocolate confections, and topical lotions and balms. Lowell Farms utilizes modern commercial production equipment and employs food grade manufacturing protocols, including industry-leading standard operating procedures designed so that its products meet stringent quality standards. We have implemented updated compliance, packaging and labeling standards to meet the requirements of the California Medical and Adult-Use Cannabis Regulation and Safety Act with the advent of adult use legalization in California.

We also operate an automated flower packaging line and a pre-roll assembly line for making finished goods in those respective categories with feedstock grown at our cultivation operations.

On June 29, 2021 we announced that we acquired real property and related assets of a first-of-its-kind cannabis drying and midstream processing facility located in Monterey County, nearby our flagship cultivation operation. The 10-acre, 40,000 square foot processing facility will provide drying, bucking, trimming, sorting, grading, and packaging operations for up to 250,000 lbs. of wholesale cannabis flower annually. The new facility will process nearly all the cannabis that we grow at our existing cultivation operations. Additionally, we are commissioning a new business unit called Lowell Farm Services (“LFS”), which will engage in fee-based processing services for regional growers from the Salinas Valley area, one of the largest and fastest growing cannabis cultivation regions in the country. LFS operations are expected to become operational during the third quarter of 2021.

Our business is conducted by the following subsidiaries of the Company:

•	Indus Holding Company is the owner of our principal brand intellectual property (other than the Lowell Herb Co. and Lowell Smokes brands) and an intermediate holding company for our operating entities.

•	Cypress Manufacturing Company conducts the majority of our cannabis operations, including cultivation, extraction, manufacturing and distribution, and holds all manufacturing and distribution licenses.

•	Cypress Holding Company owns the majority of our equipment and is a lessee for facility and equipment leases.

•	Wellness Innovation Group Incorporated provides sales, marketing, administrative and managerial services to our other operating entities.

•	Indus LF LLC is the owner of the brands and assets acquired in the Lowell Acquisition. Licensed activities acquired by Indus LF LLC in the Lowell Acquisition have been transitioned to Cypress Manufacturing Company.

•	Lowell SR LLC is the owner of our drying and midstream processing facility located in Monterey County, located at 20800 Spence Road, and is a wholly owned subsidiary of Lowell SR LLC, which holds certain permits related to the processing facility. LFS will be operated under Lowell SR LLC.

The Company's corporate office and principal place of business is located at 19 Quail Run Circle, Salinas, California. As of June 30, 2021, we had 212 full-time employees and 4 part-time employees, substantially all of which are located in California. Additionally, Lowell Farms utilizes contract employees in security, cultivation, packaging and warehousing activities. The use of contract employees enables Lowell Farms to manage variable staffing needs and in the case of cultivation and security personnel, access to experienced, qualified and readily available human resources.

Recent Developments

Acquisitions

On February 25, 2021, we acquired the Lowell Herb Co. and Lowell Smokes trademark brands, product portfolio and production assets from The Hacienda Group, a California limited liability company (“Hacienda”), and its subsidiaries. The acquisition is referred to in this Form 10-Q as the “Lowell Acquisition.” The Lowell Acquisition expanded our product offerings by adding a highly regarded, mature line of premium branded cannabis pre-rolls, including infused pre-rolls, to our product portfolio under the Lowell Herb Co. and Lowell Smokes brands. The Lowell Acquisition also expanded our offerings of premium packaged flower, concentrates, and vape products. Upon the completion of the acquisition of certain regulatory assets in the Lowell Acquisition, we acquired certain non-hydrocarbon extraction assets used for the production of oils, water hashish, bubble hashish and rosin. The acquisition was valued at approximately $41 million, comprised of $4.1 million in cash and the issuance of 22,643,678 Subordinate Voting Shares. In connection with this acquisition, the Company changed its corporate name to Lowell Farms Inc. effective March 1, 2021.

On June 29, 2021, we acquired real property and related assets, and commissioned a first-of-its-kind cannabis drying and midstream processing facility located in Monterey County. The 10-acre, 40,000 square foot processing facility will provide drying, bucking, trimming, sorting, grading, and packaging operations for up to 250,000 lbs. of wholesale cannabis flower annually. The new facility will process nearly all the cannabis that we grow at our existing cultivation operations. Additionally, we will commission a new business unit called Lowell Farm Services (“LFS”), which will engage in fee-based processing services for regional growers from the Salinas Valley area. LFS operations are expected to become operational during the third quarter of 2021.

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

In this MD&A, reference is made to adjusted EBITDA and working capital which are not measures of financial performance under GAAP. The Company calculates each as follows:

●

EBITDA is net income (loss), excluding the effects of income taxes (recovery); net interest expense; depreciation and amortization; and adjusted EBITDA also includes non-cash fair value adjustments on investments; unrealized foreign currency gains/losses; share-based compensation expense; and other transactional and special expenses, such as out-of-period insurance recoveries and acquisition costs and expenses related to the markup of acquired finished goods inventory, which are inconsistent in amount and frequency and are not what we consider as typical of our continuing operations. Management believes this measure provides useful information as it is a commonly used measure in the capital markets and as it is a close proxy for repeatable cash generated by operations. We use adjusted EBITDA internally to understand, manage, make operating decisions related to cash flow generated from operations and evaluate our business. In addition, we use adjusted EBITDA to help plan and forecast future periods.

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

These measures are not necessarily comparable to similarly titled measures used by other companies.

The table below reconciles Net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$731	$(8,757)	$(5,988)	$(16,631)
Interest expense	598	726	1,215	1,576
Provision for income taxes	75	25	138	50
Depreciation in cost of goods sold	584	514	1,168	1,283
Depreciation and amortization in operating expenses	167	371	491	479
Depreciation in other income (expense)	195	-	195	-
EBITDA	2,350	(7,121)	(2,781)	(13,243)
Investment and currency (gains)/ losses	(19)	(306)	(125)	(391)
Share-based compensation	336	213	625	1,825
Net effect of cost of goods on mark-up of acquired finished goods inventory	497	-	662	-
Transaction and other special charges	(2,424)	-	(2,424)	-
Adjusted EBITDA(1)	$740	$(7,214)	$(4,043)	$(11,809)

______________

(1) Non-GAAP measure

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

Revenue

We derive our revenue from sales of extracts, distillates, branded and packaged cannabis flower, pre-rolls, concentrates and edible products to retail dispensaries in the state of California. In addition, we distribute proprietary and third-party brands throughout the state of California. The Company recognizes revenue upon delivery of goods to customers since at this time performance obligations are satisfied.

The Company classifies its revenues into three major categories: Owned, Agency and Distributed brands.

•	Owned brands are the proprietary brands of the Company.

•	Agency brands are third-party brands that the Company manufactures and/or sells utilizing our in-house sales team and distributes on behalf of the third-party.

•	Distributed brands are brands in which the Company provides distribution services to retail dispensaries.

Revenue by Category

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020:

	Three Months
	June 30,	June 30,
(in thousands)	2021	2020	% Change
Owned	$14,539	$7,231	101%
Agency	535	1,981	-73%
Distributed	83	682	-88%
Net revenue	$15,157	$9,894	53%

●

Revenue increases compared to the same quarter in the prior year were driven by expanded cultivation capacity, resulting in flower and pre-roll brand sales increasing approximately 98% which included over $5.8 million in Lowell brand sales, and the reorganization of owned brand product offerings resulting in edible brand sales increasing 10% and concentrates brand sales declining 22%. Customer onboarding and targeted marketing initiatives also favorably impacted owned brand sales.

●

Revenues in the quarter ended June 30, 2021 were adversely impacted by a strategic decision to focus only on the agency and distributed brands that realize a higher per order sales level. As a result, agency and distributed brands revenues declined $2.1 million or 77% for the quarter ended June 30, 2021 compared to the same period in the prior year, and no new agency or distributed brands were onboarded in the three months ended June 30, 2021.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020:

	Six Months
	June 30,	June 30,
(in thousands)	2021	2020	% Change
Owned	$24,204	$12,438	95%
Agency	1,765	4,690	-62%
Distributed	214	2,208	-90%
Net revenue	$26,183	$19,336	35%

25

●

Revenue increases compared to the same period in the prior year were driven by expanded cultivation capacity, resulting in flower and pre-roll brand sales increasing approximately 107%, which included over $6.7 million in Lowell brand sales, and the reorganization of owned brand product offerings resulting in edible brand sales increasing 14% and concentrates brand sales declining 7%. Customer onboarding and targeted marketing initiatives also favorably impacted owned brand sales.

●

Revenues in the six months ended June 30, 2021 were adversely impacted by a strategic decision to focus only on the agency and distributed brands that realize a higher per order sales level. As a result, agency and distributed brands revenues declined $4.9 million or 71% for the six months ended June 30, 2021 compared to the same six months in the prior year, and no new agency or distributed brands were onboarded in the six months ended June 30, 2021.

Lowell expects to continue its focus on profitable sales growth in 2021 primarily through increased cultivation yields as a result of completing greenhouse renovations in 2020, including installation of environmental monitoring equipment designed to significantly reduce plant stress should the Company encounter severe temperature and atmospheric conditions as occurred at the end of the summer in 2020. Flower capacity in 2021 is expected to increase to approximately 40,000 pounds harvested, more than twice the harvest in 2020. The increased output will also increase internally sourced materials for distillation and concentrate products. Revenues are also expected to increase, although at a slower pace, through improved penetration of edible products and selective new product introductions including pre-rolls, vapes and gummies. Our focus on agency and distributed brand sales will continue to be on those brands that realize a higher per order sales level that will enable profitable growth. As a result, we expect agency and distributed brand sales to continue to decline from 2020 levels. Lastly, LFS revenue is expected to be modest in the third quarter and begin to ramp up in the fourth quarter as new customers are onboarded.

Cost of Sales, Gross Profit and Gross Margin

Cost of goods sold consist of direct and indirect costs of production and distribution, and includes amounts paid for direct labor, raw materials, packaging, operating supplies, and allocated overhead, which includes allocations of right of use asset depreciation, insurance, managerial salaries, utilities, and other expenses, such as employee training, cultivation taxes and product testing. The Company manufactures products for certain brands that do not have the capability, licensing or capacity to manufacture their own products. The fees earned for these activities absorbs fixed overhead in manufacturing. Our focus in 2021 is on flower, pre-rolls and concentrates from our expanded cultivation operations, and on increased vertical integration utilizing greater internally sourced biomass for edible and vape products. We are focusing on executing smaller, more frequent production runs to lower inventory working capital, optimize efficiencies and expedite product getting to the market faster, while continuing to decrease third party manufacturing activities.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020:

	Three Months
	June 30,	June 30,
(in thousands)	2021	2020
Net revenue	$15,157	$9,894
Cost of goods sold	9,413	11,157
Gross profit (loss)	$5,744	$(1,263)
Gross margin	37.9%	(12.8)%

Gross margin was 37.9% and (12.8)% in the quarters ended June 30, 2021 and 2020, respectively. The improvement between periods in gross profit and gross margin is primarily due to efficiencies from the $7.3 million, or 101% increase in owned brand revenue, reflecting increased cultivation output of flower and biomass which more than doubled in the second quarter of 2021 compared to the same quarter in the prior year, on a similar cost base. Additionally, the $2.0 million, or 77% reduction in revenue in the second quarter of 2021 compared to the same quarter in the prior year, from lower margin agency and distributed brands had an unfavorable impact on gross profit of approximately $0.2 million in the second quarter of 2021, while having a favorable impact on gross margin in the current quarter.

In the quarter ended June 30, 2021, as a result of the change in brand product mix and increased cultivation output, cost of goods sold decreased 16% compared to the 53% increase in revenue resulting in the gross margin improvement over the same period last year. Cultivation yields returned to levels realized in the same period in the prior year as a result of the introduction of new genetics in 2021.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020:

	Six Months
	June 30,	June 30,
(in thousands)	2021	2020
Net revenue	$26,183	$19,336
Cost of goods sold	21,915	22,328
Gross profit (loss)	$4,268	$(2,992)
Gross margin	16.3%	(15.5)%

Gross margin was 16.3% and (15.5)% in the six months ended June 30, 2021 and 2020, respectively. The improvement between periods in gross profit and gross margin is primarily due to efficiencies from the $11.8 million, or 95% increase in owned brand revenue, reflecting increased cultivation output of flower and biomass which more than doubled in the current quarter compared to the same quarter in the prior year, on a similar cost base. Additionally, the $4.9 million, or 71% reduction in revenue in the six months ended June 30, 2021 compared to the same period in the prior year, from lower margin agency and distributed brands had an unfavorable impact on gross profit of approximately $0.5 million in the current year to date period, while having a favorable impact on gross margin in the current year to date period.

In the six months ended June 30, 2021, as a result of the change in brand product mix and increased cultivation output, cost of goods sold decreased 2% compared to the 35% increase in revenue resulting in the gross margin improvement over the same period last year. Cultivation yields returned to levels realized in the same period in the prior year as a result of the introduction of new genetics in 2021.

Total Operating Expenses

Total operating expenses consist primarily of costs incurred at our corporate offices; personnel costs; selling, marketing, and other professional service costs including legal and accounting; and licensing costs. Sales and marketing expenses consist of selling costs to support our customer relationships, including investments in marketing and brand activities and corporate infrastructure required to support our ongoing business. We expect marketing expenses to increase as we invest in the development of our proprietary brands while selling costs as a percentage of revenue decrease as our business continues to grow, due to efficiencies associated with scaling the business, and reduced focus on non-core brands. We expect to incur periodic acquisition and transaction costs related to expansion efforts and to continue to invest where appropriate in the general and administrative function to support the increasing complexity of the cannabis business.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020:

	Three Months
	June 30,	June 30,
(in thousands)	2021	2020
Total operating expenses	$6,217	$3,525

Total operating expenses increased $2.7 million for the quarter ended June 30, 2021, compared to the same quarter in the prior year. Operating expenses increased as a percentage of sales from 36% in the quarter ended June 30, 2020, to 41% in the same quarter this year. While operating expenses are expected to increase as owned brand marketing and infrastructure expenditures are incurred in support of revenue increases, operating expenses as a percentage of sales are expected to continue to decline.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020:

	Six Months
	June 30,	June 30,
(in thousands)	2021	2020
Total operating expenses	$10,443	$8,905

Total operating expenses increased $1.5 million for the six months ended June 30, 2021, compared to the same period in the prior year. Stock based compensation expense for the six months ended June 30, 2021 decreased compared to the same period in the prior year by $1.2 million as restricted stock unit grants associated with the reverse takeover fully vested at the end of the first quarter in 2020. Operating expenses declined as a percentage of sales from 46% in the year to date period of 2020 to 40% in the same period of 2021. Operating expenses are expected to increase as owned brand marketing and infrastructure expenditures are incurred in support of revenue increases, and operating expenses as a percentage of sales are expected to be similar to the percentage in the first six months of the current year.

Other Income (Expense)

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020:

	Three Months
	June 30,	June 30,
(in thousands)	2021	2020
Total other income/(expense)	$1,278	$(3,944)

Other income in the three months ended June 30, 2021 includes a $2.6 million insurance recovery associated with claims filed as a result of plant stress incurred in the third quarter of 2020 while other expense in the three months ended June 30, 2020 included a $3.5 million loss related to selling the rights to Nevada operations and associated assets. Interest expense in the three months ended June 30, 2021 decreased $128 from the same period in 2020, reflecting the impact of the issuance of convertible debentures in the second quarter last year refinancing the higher interest bridge financing that was in place previously.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020:

	Six Months
	June 30,	June 30,
(in thousands)	2021	2020
Total other income (expense)	$325	$(4,684)

Other income in the six months ended June 30, 2021 includes the insurance recovery realized in the second quarter while other income in the six months ended June 30, 2020 included the loss on disposing the Nevada operations in the second quarter last year. Interest expense in the six months ended June 30, 2021 decreased $361 from the same period in 2020, due to higher interest bridge financing being outstanding through mid-April until being refinanced by the convertible debenture offering.

Net Income (Loss)

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020:

	June 30,	June 30,
(in thousands, except per share amounts)	2021	2020
Net income (loss)	$731	$(8,757)
Net income (loss) per share:
Basic	$0.01	$(0.26)
Diluted	$0.00	$(0.26)
Shares used in per share calculation:
Basic	71,021	33,307
Diluted	201,278	33,307

We generated net income of $731 in the quarter ended June 30, 2021, compared to a net loss of $8,757 for the same period of the prior year, as a result of the factors noted above.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020:

	Six Months
	June 30,	June 30,
(in thousands, except per share amounts)	2021	2020
Net loss	$(5,988)	$(16,631)
Net loss per share:
Basic	$(0.10)	$(0.50)
Diluted	$(0.10)	$(0.50)
Shares used in per share calculation:
Basic	33,025	28,931
Diluted	61,956	28,931

We generated net loss of $5,988 in the six months ended June 30, 2021, compared to a net loss of $16,631 for the same period of the prior year, as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary need for liquidity is to fund the working capital requirements of our business, capital expenditures, general corporate purposes, and to a lesser extent debt service. Our primary source of liquidity is funds generated by financing activities. Our ability to fund our operations, to make planned capital expenditures, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, and ability to obtain equity or debt financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond our control. Cash generated from ongoing operations in 2020 were not sufficient to fund operations and, in particular, to fund the Company’s cultivation capital expenditures in the short-term, and growth initiatives in the long-term. The Company raised additional funds from a $16.1 million convertible debenture and warrant financing which was initially funded in April 2020 and finalized in May 2020 and a $25.0 million unit financing (with each unit consisting of one Subordinate Voting Share and one-half of one warrant, each whole warrant exercisable for a Subordinate Voting Share) in December 2020.

As of June 30, 2021, the Company had $9.1 million of cash and cash equivalents and $22.0 million of working capital, compared to $25.8 million of cash and cash equivalents and $30.9 million of working capital as of December 31, 2020.

The Company is focused on improving its balance sheet by improving accounts receivable collections, right-sizing inventories and increasing gross profits. We have taken a number of steps to improve our cash position and to continue to fund operations and capital expenditures including:

•	Accelerated cultivation facility renovations which are expected to result in an increase in flower and trim output by approximately two times in 2021, compared to the prior year,

•	Installation of new automated environmental and irrigation equipment designed to improve yields and optimize greenhouse environmental conditions,

•	Developed new cultivation genetics focused on increasing yields and potency,

•	Scaled back our investment in and support for non-core brands,

•	Focus marketing and brand development activities on significantly growing the Lowell brands acquired in the first quarter of 2021,

•	As a result of the Lowell brand acquisition, restructured our organization and identified operating, selling and administrative expense cost efficiencies, and,

•	Developed LFS, which will commence operations in the second half of 2021 to add revenue and cash flow generation.

The Company realized margin improvement in the first six months of 2021, compared to the same period in the prior year, as greenhouse renovations were substantially completed, low profit agency and distributed brands were eliminated, and operational efficiencies improved. The Company anticipates improvement in gross margin for the balance of the year, due in large part to yield improvements in cultivation.

Cash Flows

The following table presents the Company's net cash inflows and outflows from the condensed interim consolidated financial statements of the Company for the six months ended June 30, 2021 and 2020:

	Six Months
	June 30,	June 30,	Change
(in thousands)	2021	2020	$	%
Net cash used in operating activities	$(10,785)	$(7,473)	$(3,312)	(44)%
Net cash used in investing activities	(5,271)	(1,367)	(3,904)	(286)%
Net cash (used) provided by financing activities	(582)	14,197	(14,779)	(104)%
Change in cash and cash equivalents and restricted cash	$(16,638)	$5,357	$(21,995)	(411)%

Cash used in operating activities

Net cash used in operating activities was $10.8 million for the six months ended June 30, 2021, an increase of $3.3 million or 44%, compared to the six months ended June 30, 2020. The increase was primarily driven by inventory increasing $1.5 million in the six months ended June 30, 2021 compared to a reduction of $2.0 million in the first six months of 2020, and accounts receivable increasing by $1.5 million in the six months ended June 30, 2021 due to higher sales levels, compared to a decrease of $1.4 million in the first six months of 2020.

Cash used in investing activities

Net cash used in investing activities was $5.3 million for the six months ended June 30, 2021, an increase of $3.9 million compared to the same period of the prior year. Cash used in the Lowell brand acquisition was $4.6 million, which was off-set by the termination of the W Vapes acquisition agreement. See Note 2 in notes to the condensed consolidated financial statements. Capital expenditures were $0.6 million in the six months ended June 30, 2021, principally associated with greenhouse renovations, compared to $4.1 million in capital expenditures in the same period last year. Greenhouse renovations were substantially completed at the end of the third quarter in 2020. Remaining construction at the cultivation facility consists primarily of the construction of a head house for processing of flower and biomass, which is expected to be completed around the end of the third quarter in 2021.

Cash (used in) provided by financing activities

Net cash used in financing activities was $0.6 million for the six months ended June 30, 2021, compared to net cash provided by financing activities of $14.2 million in the same period of the prior year, primarily due to proceeds from the note payable financing in the prior year.

We expect that our cash on hand and cash flows from operations will be adequate to meet our operational needs for the next 12 months. The Company intends to seek additional external financing to fund new business initiatives, including the construction or expansion of additional cultivation sites.

Working Capital and Cash on Hand

The following table presents the Company's cash on hand and working capital position as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,	Change
(in thousands)	2021	2020	$	%
Working capital(1)	$21,970	$30,882	$(8,912)	(29)%

Cash and cash equivalents	$9,113	$25,751	$(16,638)	(65)%

______________

(1) Non-GAAP measure - see Non-GAAP Financial Measures in this MD&A.

At December 31, 2020, we had $25.8 million cash and $30.9 million of working capital, compared to $9.1 million of cash and $22.0 million of working capital at June 30, 2021. The decrease in cash was primarily due to funding operational losses and cash used in the Lowell brand asset acquisition.

The Company’s future working capital is expected to be significantly impacted by the growth in operations, increased cultivation output, and continuing margin improvement.

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

Credit Risk

●

Credit risk is the risk of a potential loss to the Company if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at June 30, 2021 and December 31, 2020 is the carrying amount of cash and cash equivalents and accounts receivable. All cash and cash equivalents are placed with U.S. and Canadian financial institutions.

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

●	In addition to the commitments outlined in Note 15, the Company has the following contractual obligations at June 30, 2021:

	Maturity: < 1 Year	Maturity: > 1 Year

(in thousands)
Accounts payable and Other accrued liabilities	$8,325	$-

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

SELECTED FINANCIAL DATA

	2021	2021
	First	Second
(in thousands, except per share amounts)	Quarter	Quarter

Revenue	$11,026	$15,157
Gross profit (loss)	$(1,477)	$5,744
Operating loss	$(5,702)	$(473)
Income (loss) before income taxes	$(6,656)	$805
Net income (loss)	$(6,719)	$731
Income (loss) per share - basic	$(0.13)	$0.01
Income (loss) per share - diluted	$(0.13)	$0.00

	2020	2020
	First	Second
(in thousands, except per share amounts)	Quarter	Quarter
Revenue	$9,442	$9,894
Gross loss	$(1,729)	$(1,263)
Operating loss	$(7,109)	$(4,788)
Loss before income taxes	$(7,849)	$(8,732)
Net loss	$(7,874)	$(8,757)
Loss per share - basic	$(0.24)	$(0.26)
Loss per share - diluted	$(0.24)	$(0.26)

Consolidated Financial Position	June 30, 2021	December 31, 2020
Cash	$9,113	$25,751
Current assets	$34,216	$46,604
Property, plant and equipment, net	$64,496	$49,243
Total assets	$140,589	$97,416
Current liabilities	$12,246	$15,723
Working capital	$21,970	$30,883
Long-term notes payable including current portion	$23,211	$15,217
Capital lease obligations including current portion	$37,670	$38,834
Total stockholders' equity	$70,241	$31,156

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

OUTSTANDING SHARE DATA

As of August 13, 2021, the Company had the following securities issued and outstanding:

Number of Shares
(in thousands)	(on an as converted basis)
Issued and Outstanding
Subordinate voting shares	92,609
Super voting shares	203
Reserved for Issuance
Options	6,787
Restricted Stock Units	1,835
Warrants	15,058
Convertible debenture shares	77,629
Convertible debenture warrants	78,629
272,749

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2021, we did not make any repurchases of our equity securities.

Item 6. Exhibits

Exhibit Number	Description

10.1

Purchase Agreement, dated as of June 29, 2021, among Lowell SR LLC, Lowell Farms Inc., Michael Gregory, C Quadrant LLC, AMAG Holdings LLC and Michael Gregory, as representative (incorporated by reference from Exhibit 10.1 filed with the Current Report on Form 8-K filed on July 6, 2021).

10.2

Loan Agreement, dated as of June 29, 2021, between Viridescent Realty Trust, Inc. and Lowell SR LLC (incorporated by reference from Exhibit 10.2 filed with the Current Report on Form 8-K filed on July 6, 2021).

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

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________

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

LOWELL FARMS, INC.

Date: August 16, 2021	By:	/s/ Mark Ainsworth
Mark Ainsworth
Chief Executive Officer
(principal executive officer)

Date: August 16, 2021	By:	/s/ Brian Shure
Brian Shure
Executive Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)

