Form 10-Q
period 2021-09-30
Lowell Farms Inc.
filed 2021-11-15
CIK 1838128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to ________

Commission File Number 000-56254

LOWELL FARMS INC.
(Exact name of Registrant as Specified in its Charter)

British Columbia, Canada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19 Quail Run Circle - Suite B, Salinas, California.	93907
(Address of Principal Executive Offices)	(Zip Code)

(831) 998-8214

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

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

There were 99,408,010 shares of the Registrant’s Subordinate Voting Shares outstanding as of November 15, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LOWELL FARMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$16,995	$25,751
Accounts receivable - net of allowance for doubtful accounts of $879 and $1,389at September 30, 2021 and December 31, 2020, respectively	6,631	4,529
Inventory	15,542	9,933
Prepaid expenses and other current assets	3,740	6,391
Total current assets	42,908	46,604
Property and equipment, net	64,991	49,243
Goodwill	-	357
Other intangibles, net	40,837	736
Other assets	544	476

Total assets	$149,280	$97,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,745	$2,137
Accrued payroll and benefits	439	1,212
Notes payable, current portion	227	1,213
Lease obligation, current portion	2,411	2,301
Other current liabilities	5,078	8,860
Total current liabilities	11,900	15,723
Notes payable	14	303
Lease obligation	34,679	36,533
Convertible debentures	13,811	13,701
Mortgage obligation	8,910	-
Total liabilities	69,314	66,260
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Share capital	189,035	125,540
Accumulated deficit	(109,069)	(94,384)
Total stockholders' equity	79,966	31,156

Total liabilities and stockholders' equity	$149,280	$97,416

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net revenue	$12,467	$14,131	$38,653	$33,467
Cost of goods sold	12,403	9,152	34,317	31,480
Gross profit	64	4,979	4,336	1,987

Operating expenses
General and administrative	4,211	2,559	10,496	8,575
Sales and marketing	2,544	1,274	6,210	3,684
Depreciation and amortization	260	374	751	853
Total operating expenses	7,015	4,207	17,457	13,112

Income (loss) from operations	(6,951)	772	(13,121)	(11,125)

Other income/(expense)
Other income (expense)	(219)	56	1,633	81
Loss on termination of investment	-	(843)	-	(4,367)
Unrealized gain (loss) on change in fair value of investment	(90)	(199)	35	192
Interest expense	(1,365)	(838)	(3,019)	(2,414)
Total other income (expense)	(1,674)	(1,824)	(1,351)	(6,508)

Loss before provision for income taxes	(8,625)	(1,052)	(14,472)	(17,633)
Provision for income taxes	75	119	213	169
Net loss	$(8,700)	$(1,171)	$(14,685)	$(17,802)

Net loss per share:
Basic	$(0.10)	$(0.04)	$(0.15)	$(0.54)
Diluted	$(0.10)	$(0.04)	$(0.15)	$(0.54)
Weighted average shares outstanding:
Basic	84,922	33,398	98,949	33,048
Diluted	84,922	33,398	98,949	33,048

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENDSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands)

Three Months Ended September 30, 2021

	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-June 30, 2021	92,423	203	$170,613	$(100,369)	$70,244
Net loss	-	-	-	(8,700)	(8,700)
Shares issued in connection with conversion of convertible debentures	187	-	37	-	37
Issuance of shares associated with subordinate voting share offering	18,000	-	17,970	-	17,970
Exercise of warrants	186	-	52	-	52
Exercise of options	2	-	2	-	2
Share-based compensation expense	89	-	361	-	361
Balance-September 30, 2021	110,887	203	$189,035	$(109,069)	$79,966

Three Months Ended September 30, 2020

	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-June 30, 2020	33,342	203	$99,603	$(89,105)	$10,498
Net loss	-	-	-	(1,171)	(1,171)
Shares issued in connection with convertible debenture offering	250	-	62	-	62
Shares issued in connection with conversion of convertible debentures	54	-	11	-	11
Issuance of shares associated with acquisitions	-	-	77	-	77
Issuance of stock warrants	-		1,556	-	1,556
Exercise of warrants	106	-	30	-	30
Share-based compensation expense	248	-	187	-	187
Balance-September 30, 2020	34,000	203	$101,526	$(90,276)	$11,250

Nine Months Ended September 30, 2021

	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2020	57,617	203	$125,540	$(94,384)	$31,156
Net loss	-	-	-	(14,685)	(14,685)
Shares issued in connection with conversion of convertible debentures	2,580	-	514	-	514
Issuance of shares associated with acquisitions	30,641	-	43,259	-	43,259
Issuance of shares associated with subordinate voting share offering	18,000	-	17,970	-	17,970
Exercise of warrants	1,511	-	718	-	718
Exercise of options	78	-	48	-	48
Share-based compensation expense	460	-	986	-	986
Balance-September 30, 2021	110,887	203	$189,035	$(109,069)	$79,966

Nine Months Ended September 30, 2020

	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2019	32,844	203	$96,160	$(72,474)	$23,686
Net loss	-	-	-	(17,802)	(17,802)
Shares issued in connection with convertible debenture offering	250	-	62	-	62
Shares issued in connection with conversion of convertible debentures	54	-	11	-	11
Issuance of shares associated with acquisitions	-	-	77	-	77
Issuance of stock warrants	-	-	1,556	-	1,556
Exercise of warrants	106	-	30	-	30
Share-based compensation expense	248	-	2,012	-	2,012
Balance-September 30, 2020	33,502	203	$99,908	$(90,276)	$9,632

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(14,685)	$(17,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,894	1,762
Amortization of debt issuance costs	643	-
Share-based compensation expense	986	1,825
Provision for doubtful accounts	657	720
Goodwill impairment	357	-
Termination of branding rights agreement	152	-
Unrealized gain on change in fair value of investments	(125)	(395)
Changes in operating assets and liabilities:
Accounts receivable	(2,418)	1,390
Inventory	(2,307)	1,980
Prepaid expenses and other current assets	(149)	(333)
Other assets	57	-
Accounts payable and accrued expenses	(4,525)	2,307
Other current and long-term liabilities	-	(98)
Net cash used in operating activities	$18,463)	$8,644)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from asset sales	$1,979	$-
Purchases of property and equipment	(2,057)	(4,110)
Disposition of business interest, net of cash received	-	2,743
Acquisition of business assets, net	(6,643)	-
Net cash used in investing activities	$(6,721)	$(1,367)
CASH FLOW FROM FINANCING ACTIVITIES
Principal payments on lease obligations	$(1,744)	$(1,053)
Payments on notes payable	(563)	(31)
Proceeds from convertible notes, net of financing costs	-	13,663
Issuance of warrants associated with convertible notes offering	-	1,556
Proceeds from brokered private placement	-	62
Proceeds from subordinate voting share offering	18,000	-
Issuance costs related to subordinate voting share offering	(30)	-
Proceeds from exercise of warrants and options	765	-
Net cash provided by financing activities	$16,428	$14,197

Change in cash and cash equivalents and restricted cash	$(8,756)	$4,186
Cash and cash equivalents-beginning of year	25,751	1,344
Cash, cash equivalents and restricted cash-end of period	$16,995	$5,530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,995	$1,403
Cash paid during the period for income taxes	$227	$-

OTHER NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired via capital lease	$-	$578
Disposition of business interests	$-	$2,743
Issuance of warrants	$-	$1,556
Shares issued for services in connection with convertible debenture offering	$-	$62
Issuance of subordinate voting shares in exchange for net assets acquired	$43,259	$-
Liabilities assumed and receivable forgiveness in exchange for net assets acquired	$2,910	$-
Debt and associated accrued interest converted to subordinate voting shares	$514	$-

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by Lowell Farms Inc. (the “Company” or “Lowell”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Form 10 filed for the year ended December 31, 2020. There have been no material changes to our significant accounting policies as of and for the nine months ended September 30, 2021.

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

All dollar amounts in the notes to condensed consolidated financial statements are expressed in thousands of United States dollars ("$" or "US$"), unless otherwise indicated.

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

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Adopted Accounting Standards

In May 2020, the SEC adopted the final rule under SEC release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending Rule 1- 02(w)(2) which includes amendments to certain of its rules and forms related to the disclosure of financial information regarding acquired or disposed businesses. Among other changes, the amendments impact SEC rules relating to (1) the definition of “significant” subsidiaries, (2) requirements to provide financial statements for “significant” acquisitions, and (3) revisions to the formulation and usage of pro forma financial information. The final rule became effective on January 1, 2021; however, voluntary early adoption was permitted. The Company early adopted the provisions of the final rule in 2020. The guidance did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

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

In September 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, ASU 2019-05 “Financial Instruments-Credit Losses”, ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (collectively, Topic 326),ASU 2020-02 Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) and ASU 2020-03 Codification Improvements to Financial Instruments. Topic 326 requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for the year ended December 31, 2020. The Company believes that the most notable impact of this ASU will relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses. We continue to monitor the economic impact of the COVID-19 pandemic, however based on current market conditions, the adoption of the ASU did not have a material impact on the condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606. This guidance amended Topic 808 and Topic 606 to clarify that transactions in a collaborative arrangement should be accounted for under Topic 606 when the counterparty is a customer for a distinct good or service (i.e., unit of account). The amendments preclude an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance was effective for the year ended December 31, 2020. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

In January 2020, the FASB issued ASU 2020-01 Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. We evaluated the impact of ASU 2020-01 on our Consolidated Financial Statements, which was effective for the Company in our fiscal year and interim periods beginning on January 1, 2021 and it did not have a material impact on our condensed consolidated financial statements.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting standards not yet adopted

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, which means it will be effective for our fiscal year beginning January 1, 2022. Early adoption is permitted. We are currently evaluating the impact of ASU 2020-06 on our condensed consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on our condensed consolidated financial statements.

2. ACQUISITIONS

Completed Acquisitions

	(1)	(2)	(3)	(4)
	Kaizen	The Humble	The Hacienda	Lowell Farm
(in thousands)	Inc.	Flower Co.	Company, LLC	Services	Total
CONSIDERATION
Contingent Payment	$50	$44	$-	$-	$94
Cash	-	-	4,019	-	4,019
Transaction costs	-	-	428	190	618
Note payable and other obligations	200	65	3,115	9,000	12,380
Fair value of subordinate voting shares	62	55	34,358	9,610	44,085
Total consideration	$312	$164	$41,920	$18,800	$61,196

PURCHASE PRICE ALLOCATION
Assets Acquired
Inventories	$-	$6	$3,300	$-	$3,306
Accounts receivable - net	-	-	1,312	-	1,312
Land	-	-	-	8,261	8,261
Buildings	-	-	-	6,268	6,268
Equipment	-	-	-	1,221	1,221
Other tangible assets	-	-	739	-	739
Intangible assets - brands and tradenames	104	80	37,299	-	37,483
Intangible assets - technology and know-how and other	208	78	-	3,050	3,336
Liabilities assumed
Payables and other liabilities	-	-	(730)	-	(730)
Fair value of net assets acquired	$312	$164	$41,920	$18,800	$61,196

The Company completed the following asset acquisitions, and allocated the purchase price as follows:

The Kaizen Inc. and The Humble Flower Co. acquisitions qualified as a business combination under ASC 805. The fair value of the assets acquired and the liabilities assumed for Kaizen Inc. and the Humble Flower Company were finalized in the quarter ended September 30, 2020. The Hacienda Company, LLC acquisition and the Lowell Farm Services acquisition qualified as asset acquisitions under ASU 2017.01. Consideration has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. No goodwill was recognized. The results of these acquisitions are included in the Company’s net earnings from the date of acquisition.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	Kaizen Inc.

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

•	The Humble Flower Co.

On April 18, 2019, the Company acquired all of the assets, global rights and business interests associated with the brand Humble Flower Co. for a purchase price of $ 472 that will be paid as and if financial performance targets are met during the period beginning on April 19, 2019 and ending on April 18, 2023. The acquisition marks the Company’s expansion into cannabis-infused topical creams, balms, and oils. Effective September 1, 2020 the asset purchase agreement was modified, eliminating payments associated with meeting financial performance targets in exchange for the issuance of 225 thousand options to purchase Subordinate Voting Shares and a note payable of $65, with payments commencing on January 1, 2021 for 24 months. Had the modifications been reflected as of the date of acquisition, net assets would have decreased $308 at December 31, 2019 and net loss in 2019 would have been reduced by $34.

•	The Hacienda Company, LLC.

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

•	Lowell Farm Services

On June 29, 2021, we acquired real property and related assets of a first-of-its-kind cannabis drying and midstream processing facility located in Monterey County for a purchase price of $18,800. The 10-acre, 40,000 square foot processing facility will provide drying, bucking, trimming, sorting, grading, and packaging operations for up to 250,000 lbs. of wholesale cannabis flower annually. The new facility will process nearly all the cannabis that we grow at our existing cultivation operations. Additionally, we commissioned a new business unit called Lowell Farm Services (“LFS”), which will engage in fee-based processing services for regional growers from the Salinas Valley area. The acquisition consideration was comprised primarily of a note payable of $9.0 million and the issuance of 7,997,520 subordinate voting shares and obligations assumed. LFS operations became operational during the third quarter of 2021.

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

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets were comprised of the following items:

	September 30,	December 31,
(in thousands)	2021	2020
Deposits	$533	$572
Insurance	924	593
Supplier advances	1,920	504
Nevada building sale proceeds	-	2,800
Other	363	1,922
Total prepaid and other current assets	$3,740	$6,391

4. INVENTORY

Inventory was comprised of the following items:

	September 30,	December 31,
(in thousands)	2021	2020
Raw materials	$12,686	$7,950
Work in process	521	-
Finished goods	2,335	1,983
Total inventory	$15,542	$9,933

5. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	September 30,	December 31,
(in thousands)	2021	2020
Excise and cannabis tax	$3,393	$5,780
Third party brand distribution accrual	180	584
Insurance and professional fee accrual	1,262	746
Other	243	1,750
Total other current liabilities	$5,078	$8,860

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. PROPERTY AND EQUIPMENT

A reconciliation of the beginning and ending balances of property and equipment and accumulated depreciation during the nine months ended September 30, 2021 and property and equipment, net as of December 31, 2020 are as follows:

	Land and	Leasehold	Furniture			Construction	Right of
(in thousands)	Buildings	Improvements	and Fixtures	Equipment	Vehicles	in Process	Use Assets	Total
Costs
Balance-December 31, 2020	$-	$10,799	$50	$1,276	$854	$2,528	$41,530	$57,037
Additions	-	82	-	517	-	2,005	-	2,604
Business Acquisitions	15,538	-	-	404	-	-	-	15,942
Disposals	-	-	-	-	-	-	-	-
Balance-September 30, 2021	$15,538	$10,881	$50	$2,197	$854	$4,533	$41,530	$75,583

Accumulated Depreciation
Balance-December 31, 2020	$-	$(634)	$(47)	$(427)	$(411)	$-	$(6,275)	$(7,794)
Depreciation	(52)	(243)	(1)	(120)	(114)	-	(2,268)	(2,798)
Disposals	-	-	-	-	-	-	-	-
Balance-September 30, 2021	$(52)	$(877)	$(48)	$(547)	$(525)	$-	$8,543)	$(10,592)

Net Book Value-September 30, 2021	$15,486	$10,004	$2	$1,650	$329	$4,533	$32,987	$64,991

Net Book Value -December 31, 2020	$-	$10,165	$3	$849	$443	$2,528	$35,255	$49,243

Construction in process represent assets under construction related to cultivation, manufacturing, and distribution facilities not yet completed or otherwise not placed in service.

Depreciation expense of $1,040 and $1,047 were recorded for the three months ended September 30, 2021 and 2020, respectively, of which $584 and $13 respectively, were included in cost of goods sold. Depreciation expense of $196 was also recorded in other income (expense) for the three months ended September 30, 2021. Depreciation expense of $2,798 and $3,021 were recorded for the nine months ended September 30, 2021 and 2020, respectively, of which $1,752 and $238 respectively, were included in cost of goods sold. Depreciation expense of $391 was also recorded in other income (expense) for the nine months ended September 30, 2021.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A reconciliation of the beginning and ending balances of goodwill during the nine months ended September 30, 2021 is as follows:

(in thousands)
Costs
Balance - December 31, 2020	$357
Additions	-
Business Acquisitions	-
Impairment	(357)
Balance - September 30, 2021	$-

The Company evaluates goodwill for impairment annually during the fiscal third quarter and when an event occurs, or circumstances change such that it is reasonably possible that impairment may exist. The Company accounts for goodwill and evaluates its goodwill balances and tests them for impairment in accordance with related accounting standards. As a result of its annual impairment assessment in the third quarter of fiscal 2021, the Company realized a $357 impairment of goodwill related to its investment in the assets of Acme Inc., a manufacturer of vape cartridges and disposable pens, which is recorded in general and administrative expenses in our condensed consolidated financial statements for three and nine months ended September 30, 2021.

Other Intangible Assets

A reconciliation of the beginning and ending balances of intangible assets and accumulated amortization during the nine months ended September 30, 2021 and intangible assets, net as of December 31, 2020 are as follows:

	Definite Life Intangibles		Indefinite Life Intangibles
	Branding	Technology/	Brands &
(in thousands)	Rights	Know How	Tradenames	Total
Costs
Balance-December 31, 2020	$250	$208	$408	$866
Business acquisition	-	3,050	37,299	40,349
Agreement termination	(250)	-	-	(250)
Balance-September 30, 2021	$-	$3,258	$37,707	$40,965

Accumulated Amortization
Balance-December 31, 2020	$(93)	$(37)	$-	$(130)
Agreement termination	98	-	-	98
Amortization	(5)	(91)	-	(96)
Other	-	-	-	-
Balance-September 30, 2021	$-	$(128)	$-	$(128)

Net Book Value
September 30, 2021	$-	$3,130	$37,707	$40,837

Net Book Value
December 31, 2020	$157	$171	$408	$736

Intangible assets with finite lives are amortized over their estimated useful lives. Amortization periods of assets with finite lives are based on management's estimates at the date of acquisition. The Company recorded amortization expense of $82 and $10 for the three months ended September 30, 2021, and 2020, respectively. The Company recorded amortization expense of $96 and $54 for the nine months ended September 30, 2021, and 2020, respectively.

The Company estimates that amortization expense for our existing other intangible assets will be approximately $325 annually for each of the next ten fiscal years. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. SHAREHOLDERS’ EQUITY

Shares Outstanding

The table below details the change in Company shares outstanding by class during the nine months ended September 30, 2021:

	Subordinate	Super
(in thousands)	Voting Shares	Voting Shares
Balance-December 31, 2020	57,617	203
Shares issued in connection with exercise of warrants	1,511	-
Shares issued in connection with conversion of convertible debentures	2,580	-
Shares issued in connection with asset acquisition	30,641	-
Issuance of shares associated with subordinate voting share offering	18,000	-
Issuance of vested restricted stock units	460	-
Stock issued in connection with exercise of stock options	78	-
Balance-September 30, 2021	110,887	203

(in thousands)
Balance-December 31, 2020		93,898
Warrants issued in conjunction with broker option exercise (1)		163
Warrants issued in conjunction with subordinate voting share offering		9,000
Warrants expired		(358)
Warrants converted into subordinate voting shares		(1,186)
Balance-September 30, 2021		101,517
______________
(1) Excluded 390 warrants issuable should underwriter options be exercised.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. DEBT

Debt at September 30, 2021 and December 31, 2020, was comprised of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Current portion of long-term debt
Vehicle loans(1)	$95	$170
Mortgage payable(2)	49
Note payable(3)	83	1,043
Total short-term debt	227	1,213

Long-term debt, net
Vehicle loans(1)	14	233
Note payable(4)	-	65
Note payable(3)	-	5
Mortgage payable(2)	8,910	-
Convertible debenture(5)	13,811	13,701
Total long-term debt	22,735	14,004
Total Indebtedness	$22,962	$15,217

(1)	Primarily fixed term loans on transportation vehicles. Weighted average interest rate at September 30, 2021 was 7.8%.
(2)	Net of deferred financing costs of $401.
(3)	Note payable in connection with Humble Flower and Kaizen acquisitions and termination of the W Vapes acquisition. Weighted average interest rate at September 30, 2021 was 4%.
(4)	Note payable in connection with Acme acquisition.
(5)	Net of deferred financing costs of $1,678.

Stated maturities of debt obligations are as follows as of September 30, 2021:

September 30,
(in thousands)	2021

2021	$66
2022	250
2023	15,839
2024	377
2025	421
2026 and thereafter	8,088
Total debt obligations	$25,041

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. LEASES

A reconciliation of lease obligations for the nine months ended September 30, 2021, is as follows:

(in thousands)
Lease Liability
December 31, 2020	$38,834
Lease principal payments	(1,744)
September 30, 2021	$37,090

September 30,
2021
Lease obligation, current portion	$2,411
Lease obligation, long-term portion	34,679
Total	$37,090

All extension options that are reasonably certain to be exercised have been included in the measurement of lease obligations. The Company reassesses the likelihood of extension option exercise if there is a significant event or change in circumstances within its control.

The components of lease expense for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2021	2020	2021	2020
Amortization of leased assets (1)	$741	$839	$2,268	$1,631
Interest on lease liabilities (2)	531	491	1,728	964
Total	$1,272	$1,330	$3,996	$2,595

____________

(1) Included in cost of goods sold and general and administrative expenses in the consolidated statement of operations.

(2) Included in interest expense in the consolidated statement of operations.

The key assumptions used in accounting for leases as of September 30, 2021 were a weighted average remaining lease term of 15.2 years and a weighted average discount rate of 6%. The key assumptions used in accounting for leases as of December 31, 2020 were a weighted average remaining lease term of 18.1 years and a weighted average discount rate of 6%.

The future lease payments with initial remaining terms in excess of one year as of September 30, 2021 were as follows:

September 30,
(in thousands)	2021
Balance of 2021	$607
2022 - 2023	5,137
2024 - 2025	3,844
2026 and beyond	27,502
Total	$37,090

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. SHARE-BASED COMPENSATION

During 2019 the Company’s Board of Directors adopted the 2019 Stock and Incentive Plan (the “Plan”), which was amended in April 2020 and March 2021. The Plan permits the issuance of stock options, stock appreciation rights, stock awards, share units, performance shares, performance units and other stock-based awards, and, as of September 30, 2021, 13.2 million shares have been authorized to be issued under the Plan and 4.5 million are available for future grant. The Plan provides for the grant of options as either non-statutory stock options or incentive stock options and restricted stock units to employees, officers, directors, and consultants of the Company to attract and retain persons of ability to perform services for the Company and to reward such individuals who contribute to the achievement by the Company of its economic objectives. The awards granted generally vest in 25% increments over a four-year period and option awards expire 6 years from grant date.

The Plan is administered by the Board or a committee appointed by the Board, which determines the persons to whom the awards will be granted, the type of awards to be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

During the three and nine months ended September 30, 2021 and 2020, the Company granted shares to certain employees as compensation for services. These shares were accounted for in accordance with ASC 718 - Compensation - Stock Compensation. The Company amortizes awards over the service period and until awards are fully vested.

For the three and nine months ended September 30, 2021 and 2020, share-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2021	2020	2021	2020
Cost of goods sold	$-	$-	$-	$-
General and administrative expense	361	187	986	2,012
Total share-based compensation	$361	$187	$986	$2,012

The following table summarizes the status of stock option grants and unvested awards at and for the nine months ended September 30, 2021:

			Weighted-Average
	Stock	Weighted-Average	Remaining	Aggregate
(in thousands except per share amounts)	Options	Exercise Price	Contractual Life	Intrinsic Value

Outstanding-December 31, 2020	6,260	$0.97	4.7	$3,162

Granted	2,330	1.35
Exercised	-	-
Cancelled	(1,692)	1.42
Outstanding-September 30, 2021	6,898	$0.99	4.5

Exercisable-September 30, 2021	1,796	$1.33	1.8	$424

Vested and expected to vest-September 30, 2021	6,898	$0.99	4.5	$1,372

The weighted-average fair value of options granted during the three and nine months ended September 30, 2021, estimated as of the grant date, were $1.08 and $1.35, respectively. As of September 30, 2021, there was $1,156 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the status of restricted stock unit (“RSU”) grants and unvested awards at and for the nine months ended September 30, 2021:

		Weighted-Average
(in thousands except per share amounts)	RSUs	Fair Value

Outstanding-December 31, 2020	450	$0.33

Granted	1,395	1.15
Vested	-	-
Cancelled	(70)	1.11
Outstanding-September 30, 2021	1,775	$0.99

As of September 30, 2021, there was $719 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 17 months.

The fair value of the stock options and RSUs granted were determined using the Black-Scholes option-pricing model with the following weighted average assumptions at the time of grant.

Stock Options

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Expected volatility	50%	50%	50%	50%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.0%	0.4%	0.9%	0.5%
Expected term in years	4.25	6.00	4.25	6.00

RSUs

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Expected volatility	50%	50%	50%	50%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.9%	0.9%	0.9%	0.9%
Expected term in years	0.74	0.60	0.74	0.60

12. INCOME TAXES

Coronavirus Aid, Relief and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law in response to the market volatility and instability resulting from the COVID-19 pandemic. It includes a significant number of tax provisions and lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Act”). The changes are mainly related to: (1) the business interest expense disallowance rules for 2019 and 2020; (2) net operating loss rules; (3) charitable contribution limitations; (4) employee retention credit; and (5) the realization of corporate alternative minimum tax credits.

The Company continues to assess the impact and future implication of these provisions; however, it does not anticipate any amounts that could give rise to a material impact to the overall consolidated financial statements.

The provision for income tax expense for the three months ended September 30, 2021, was $75, representing an effective tax rate of (.87)%, compared to an income tax expense of $119 for the three months ended September 30, 2020, representing an effective tax rate of (11.31)%. The provision for income tax expense for the nine months ended September 30, 2021, was $213, representing a effective tax rate of (1.47)% compared to an income tax expense of $169 for the nine months ended September 30, 2020, representing an effective tax rate of (0.96)%.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. NET INCOME (LOSS) PER SHARE

Net income (loss) per share represents the net earnings/loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands except per share amounts)	2021	2020	2021	2020
Net loss	$(8,700)	$(1,171)	$(14,685)	$(17,802)

Net loss per share:
Basic	$(0.10)	$(0.04)	$(0.15)	$(0.54)
Diluted	$(0.10)	$(0.04)	$(0.15)	$(0.54)
Weighted average shares outstanding:
Basic	84,922	33,398	98,949	33,048
Diluted	84,922	33,398	98,949	33,048

Weighted average potentially diluted shares (1):
Basic shares	84,922	33,398	98,949	33,048
Options	-	-	-	-
Warrants	-	-	-	-
Convertible debentures	-	-	-	-
Restricted stock units	-	-	-	-
Total weighted average potentially diluted shares:	84,922	33,398	98,949	33,048

___________________________

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

At September 30, 2021, and December 31, 2020 the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments.

The carrying value of the Company's debt approximates fair value based on current market rates (Level 2).

Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described above in the Notes to Condensed Consolidated Financial Statements, which are considered a Level 3 measurement.

15. COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2021 the Company has no commitments.

Contingencies

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulation as of September 30, 2021, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future. In 2020, the Company entered into a payment plan offered by California regulatory authorities to pay certain excise and cultivation taxes over a 12 month period. If such taxes are not paid in accordance with the agreed payment plan, the Company could be subject to certain late payment penalties.

Litigation and Claims

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates are an adverse party or have a material interest adverse to the Company’s interest.

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

In August 2020 the Company experienced adverse air quality conditions that resulted in the Company closing the air vents in its greenhouse facilities at a time when extreme temperatures existed. As a result, plant health suffered due to the situation. The Company filed a business interruption claim which resulted in a payment of $ 2.65 million from the insurance carrier being recorded in the quarter ended June 30, 2021, and is included in other income (expense) in the accompanying condensed consolidated statements of income (loss).

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16. GENERAL AND ADMINISTRATIVE EXPENSES

For the three and nine months ended September 30, 2021 and 2020, general and administrative expenses were comprised of:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2021	2020	2021	2020
Salaries and benefits	$2,142	$1,175	$4,540	$3,151
Professional fees	413	444	1,672	1,294
Share-based compensation	361	187	986	2,012
Administrative	1,295	753	3,298	2,118
Total general and administrative expenses	$4,211	$2,559	$10,496	$8,575

17. RELATED-PARTY TRANSACTIONS

Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.

Lowell received certain administrative, operational and consulting services through a Management Services Agreement with Edible Management, LLC (“EM”). EM is a limited liability company owned by the co-founders of Lowell and was formed to provide Lowell with certain administrative functions comprising: cultivation, distribution, and production operations support; general administration; corporate development; human resources; finance and accounting; marketing; sales; legal and compliance. The agreement provided for the dollar-for-dollar reimbursement of expenses incurred by EM in performance of its services. Amounts paid to EM for the three and nine months ended September 30, 2020 were $2,201 and $5,041, respectively. The Management Services Agreement with EM was terminated as of December 31, 2020.

In April 2015, Lowell entered into a services agreement with Olympic Management Group (“OMG”), for advisory and technology support services, including the access and use of software licensed to OMG to perform certain data processing and enterprise resource planning (ERP) operational services. OMG is owned by one of the Company’s co-founders. The agreement provides for the dollar-for-dollar reimbursement of expenses incurred by OMG in performance of its services. There were no amounts paid to OMG for the quarters ended September 30, 2021 and 2020. Amounts paid to OMG for the nine months ended September 30, 2021 and 2020, were $nil and $5, respectively.

18. SEGMENT INFORMATION

The Company's operations are comprised of a single reporting operating segment engaged in the production and sale of cannabis products in the United States. As the operations comprise a single reporting segment, amounts disclosed in the financial statements also represent a single reporting segment.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 15, 2021, the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

This management's discussion and analysis ("MD&A") of the financial condition and results of operations of the Company is for the three and nine months ended September 30, 2021 and 2020. It is supplemental to, and should be read in conjunction with, the Company's consolidated financial statements and the accompanying notes for the year ended December 31, 2020. All dollar amounts in this MD&A are expressed in thousands of United States dollars ("$" or "US$"), unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward- looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our registration statement on Form 10, as amended (the “Form 10”). Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available after the date of this Quarterly Report on Form 10-Q. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

OVERVIEW OF THE COMPANY

We are a California-based cannabis company with vertically integrated operations including large scale cultivation, extraction, processing, manufacturing, branding, packaging and wholesale distribution to retail dispensaries. We manufacture and distribute proprietary and a limited number of third-party brands throughout the State of California, the largest cannabis market in the world. We also provide manufacturing, extraction and distribution services to several third-party cannabis and cannabis branding companies. We operate a 225,000 square foot greenhouse cultivation facility and a 40,000 square foot processing facility in Monterey County, a 15,000 square foot manufacturing and laboratory facility in Salinas, California, a separate 20,000 square foot distribution facility in Salinas, California and a warehouse depot and distribution vehicles in Los Angeles, California. Additionally, we presently license the Lowell Smokes brand to Ascend Wellness Holdings, LLC, at their retail locations in Illinois and Massachusetts.

Our present product offerings include flower, pre-rolls, vape pens, oils, extracts, chocolate edibles, mints, gummies, topicals and tinctures. We sell our products under owned and third-party brands. Brands we own include the following: Lowell Herb Co. and Lowell Smokes (premium packaged flower, pre-roll, concentrates, and vape products); Cypress Reserve (a premium flower brand); Flavor Extracts (crumble and terp sugar products): Kaizen (premium brand cannabis concentrates); House Weed (a value driven flower, vapes and concentrates offering delivering a flavorful and potent experience); Moon (a range of high-potency, high-quality and high-value edibles); Altai (hand-crafted and award-winning edibles); Humble Flower (a premium brand offering cannabis-infused topical creams, balms and oils); Original Pot Company (baked edibles) and CannaStripe (gummy edibles). We also exclusively manufacture and distribute for several third party brands in California and provide third party extraction processing and distribution services and bulk extraction concentrates and flower to licensed manufacturers and distributors.

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

On June 29, 2021 we announced that we acquired real property and related assets of a first-of-its-kind cannabis drying and midstream processing facility located in Monterey County, nearby our flagship cultivation operation. The 10-acre, 40,000 square foot processing facility provides drying, bucking, trimming, sorting, grading, and packaging operations for up to 250,000 lbs. of wholesale cannabis flower annually. The new facility processes nearly all the cannabis that we grow at our existing cultivation operations. Additionally, we commissioned a new business unit called Lowell Farm Services (“LFS”), which engages in fee-based processing services for regional growers from primarily the Salinas Valley area, one of the largest and fastest growing cannabis cultivation regions in the country. LFS operations became operational during the third quarter of 2021.

Our business is conducted by the following subsidiaries of the Company:

•	Indus Holding Company is the owner of our principal brand intellectual property (other than the Lowell Herb Co. and Lowell Smokes brands) and an intermediate holding company for our operating entities.

•	Cypress Manufacturing Company conducts the majority of our cannabis operations, including cultivation, extraction, manufacturing and distribution, and holds all manufacturing and distribution licenses.

•	Cypress Holding Company owns the majority of our equipment and is a lessee for facility and equipment leases.

•	Wellness Innovation Group Incorporated provides sales, marketing, administrative and managerial services to our other operating entities.

•	Indus LF LLC is the owner of the brands and assets acquired in the Lowell Acquisition. Licensed activities acquired by Indus LF LLC in the Lowell Acquisition have been transitioned to Cypress Manufacturing Company.

•	Lowell SR LLC is the owner of our drying and midstream processing facility located in Monterey County, located at 20800 Spence Road, and through its wholly owned subsidiary 20800 Spence Road LLC, which holds certain permits related to the processing facility. LFS is operated under Lowell SR LLC.

The Company's corporate office and principal place of business is located at 19 Quail Run Circle, Salinas, California. As of September 30, 2021, we had 244 full-time employees and 1 part time employee, substantially all of which are located in California. Additionally, Lowell Farms utilizes contract employees in security, cultivation, packaging and warehousing activities. The use of contract employees enables Lowell Farms to manage variable staffing needs and in the case of cultivation and security personnel, access to experienced, qualified and readily available human resources.

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

On June 29, 2021, we acquired real property and related assets, and commissioned a first-of-its-kind cannabis drying and midstream processing facility located in Monterey County. The 10-acre, 40,000 square foot processing facility provides drying, bucking, trimming, sorting, grading, and packaging operations for up to 250,000 lbs. of wholesale cannabis flower annually. The new facility processes nearly all the cannabis that we grow at our existing cultivation operations. Additionally, we commissioned a new business unit called Lowell Farm Services (“LFS”), which engages in fee-based processing services for regional growers from the Salinas Valley area. LFS operations became operational during the third quarter of 2021.

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

In this MD&A, reference is made to adjusted EBITDA and working capital which are not measures of financial performance under GAAP. The Company calculates each as follows:

•	EBITDA is net income (loss), excluding the effects of income taxes (recovery); net interest expense; depreciation and amortization; and adjusted EBITDA also includes non-cash fair value adjustments on investments; unrealized foreign currency gains/losses; share-based compensation expense; and other transactional and special expenses, such as out-of-period insurance recoveries and acquisition costs and expenses related to the markup of acquired finished goods inventory, which are inconsistent in amount and frequency and are not what we consider as typical of our continuing operations. Management believes this measure provides useful information as it is a commonly used measure in the capital markets and as it is a close proxy for repeatable cash generated by operations. We use adjusted EBITDA internally to understand, manage, make operating decisions related to cash flow generated from operations and evaluate our business. In addition, we use adjusted EBITDA to help plan and forecast future periods.

•	Working capital is current assets less current liabilities. Management believes the calculation of working capital provides additional information to investors about the Company’s liquidity. We use working capital internally to understand, manage, make operating decisions related to cash flow required to fund operational activity and evaluate our business cash flow needs. In addition, we use working capital to help plan and forecast future periods.

These measures are not necessarily comparable to similarly titled measures used by other companies.

The table below reconciles Net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$(8,700)	$(1,171)	$(14,685)	$(17,802)
Interest expense	1,365	838	3,019	2,414
Provision for income taxes	75	119	213	169
Depreciation and amortization in cost of goods sold	584	671	1,752	1,954
Depreciation and amortization in operating expenses	260	168	751	504
Depreciation and amortization in other income (expense)	196	-	391	-
EBITDA(1)	$(6,220)	$625	$(8,559)	$(12,761)
Investment and currency (gains)/ losses	90	199	(35)	(192)
Goodwill impairment	357	-	357	-
Share-based compensation	361	187	986	2,012
Net effect of cost of goods on mark-up of acquired finished goods inventory	-	-	662	-
Transaction and other special charges	225	843	(2,424)	4,367
Adjusted EBITDA(1)	$(5,187)	$1,854	$(9,013)	$(6,574)

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2021, Compared to Three and Nine Months Ended September 30, 2020

Revenue

We derive our revenue from sales of extracts, distillates, branded and packaged cannabis flower, pre-rolls, concentrates and edible products to retail dispensaries in the state of California. In addition, we distribute proprietary and third-party brands throughout the state of California, and commencing in the quarter ended September 30, 2021 we began licensing the Lowell Smokes brand in Illinois and Massachusetts. The Company recognizes revenue upon delivery of goods to customers since at this time performance obligations are satisfied.

The Company classifies its revenues into three major categories: Owned, Agency and Distributed brands.

•	Owned brands are the proprietary brands of the Company.

•	Agency brands are third-party brands that the Company manufactures and/or sells utilizing our in-house sales team and distributes on behalf of the third-party.

•	Distributed brands are brands in which the Company provides distribution services to retail dispensaries.

•	Commencing in 2020 the Company began focusing on owned brands and de-emphasizing agency and distributed brands. This initiative continued in the period ended September 30, 2021.

Revenue by Category

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020:

	Three Months
	September 30,	September 30,
(in thousands)	2021	2020	% Change	$ Change
Owned	$12,057	$11,911	1%	$146
Agency	352	1,733	(80%)	(1,381)
Distributed	58	487	(88%)	(429)
Net revenue	$12,467	$14,131	(12%)	$(1,664)

•	Owned brand revenue increased 1% compared to the same quarter in the prior year and were driven by expanded cultivation capacity, resulting in flower and pre-roll brand sales increasing approximately 98%, which included over $5.8 million in Lowell brand sales, and the reorganization of owned brand product offerings resulting in edible brand sales increasing 10% and concentrates brand sales declining 22%. Also included in owned brand revenue are licensing fees and revenues from packaging and support services associated with non-California based activities of $0.7 million and revenues from LFS amounting to $0.8 million in the three months ended September 30, 2021. Owned brand revenue was adversely impacted by a significant industry wide reduction in bulk flower pricing of approximately 70% between periods on our approximately 50% greater harvested pounds in the current quarter.

•	Revenues in the quarter ended September 30, 2021 were adversely impacted by the strategic decision to focus only on the agency and distributed brands that realize a higher per order sales level. As a result, agency and distributed brands revenues declined $2.1 million or 77% for the quarter ended September 30, 2021 compared to the same period of the prior year, and one new distributed brand was onboarded in the three months ended September 30, 2021.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020:

	Nine Months
	September 30,	September 30,
(in thousands)	2021	2020	% Change	$ Change
Owned	$36,264	$24,349	49%	$11,915
Agency	2,117	6,423	(67%)	(4,306)
Distributed	272	2,695	(90%)	(2,423)
Net revenue	$38,653	$33,467	15%	$5,186

•	Owned brand revenue increases compared to the same period in the prior year were driven by expanded cultivation capacity, resulting in flower and pre-roll brand sales increasing approximately 107%, which included over $6.7 million in Lowell brand sales, and the reorganization of owned brand product offerings resulting in edible brand sales increasing 14% and concentrates brand sales declining 7%. Also included in owned brand revenue are licensing fees and revenues from packaging and support services associated with non-California based activities of $0.7 million and revenues from LFS amounting to $0.8 million in the nine months ended September 30, 2021. Owned brand revenue was adversely impacted by a significant industry wide reduction in bulk flower pricing of approximately 70% between periods.

•	Revenues in the nine months ended September 30, 2021 were adversely impacted by the strategic decision to focus only on the agency and distributed brands that realize a higher per order sales level. As a result, agency and distributed brands revenues declined $4.9 million or 71% for the nine months ended September 30, 2021 compared to the same period in the prior year.

Lowell expects to continue its focus on profitable sales growth in 2021 primarily through increased cultivation yields as a result of completing greenhouse renovations in 2020, including installation of environmental monitoring equipment designed to significantly reduce plant stress should the Company encounter severe temperature and atmospheric conditions as occurred at the end of the summer in 2020. Flower capacity in 2021 is expected to increase to an annual run rate of approximately 40,000 pounds harvested, approximately twice the harvested pounds in 2020. The increased output also increases internally sourced materials for distillation and concentrate products. Revenues are also expected to increase, although at a slower pace, through improved penetration of edible products and selective new product introductions including pre-rolls, vapes and gummies. Our focus on agency and distributed brand sales will continue to be on those brands that realize a higher per order sales level that will enable profitable growth. As a result, we expect agency and distributed brand sales to continue to decline from 2020 levels. LFS revenue is expected to begin to ramp up in the fourth quarter as new customers are onboarded, and third-party outdoor cultivations harvest. We also expect licensing fee revenue in the fourth quarter to be positively impacted from license fee revenue from two states for the entire quarter compared to the third quarter fees that were from one state for one month.

Cost of Sales, Gross Profit and Gross Margin

Cost of goods sold consist of direct and indirect costs of production processing and distribution, and includes amounts paid for direct labor, raw materials, packaging, operating supplies, and allocated overhead, which includes allocations of right of use asset depreciation, insurance, managerial salaries, utilities, and other expenses, such as employee training, cultivation taxes and product testing. The Company manufactures and processes products for certain brands and cultivators that do not have the capability, licensing or capacity to manufacture and process their own products. The fees earned for these activities absorbs fixed overhead in manufacturing and generates service revenue. Our focus in 2021 is on flower, pre-rolls and concentrates from our expanded cultivation operations, on processing owned and third party product at our recently acquired processing facility, and on increased vertical integration utilizing greater internally sourced biomass for edible and vape products. We are focusing on executing smaller, more frequent production runs to lower inventory working capital, optimize efficiencies and expedite product getting to the market faster, while continuing to decrease third party manufacturing activities.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020:

	Three Months
	September 30,	September 30,
(in thousands)	2021	2020
Net revenue	$12,467	$14,131
Cost of goods sold	12,403	9,152
Gross profit	$64	$4,979
Gross margin	0.5%	35.2%

Gross margin was 0.5% and 35.2% in the quarters ended September 30, 2021 and 2020, respectively. The decrease between periods in gross profit and gross margin is primarily due to a significant industry wide reduction in bulk flower pricing of approximately 70% between periods on our approximately 50% greater amount of harvested pounds in the current quarter, and on start-up costs associated with the new processing facility. Additionally, the $1.8 million, or 82% reduction in revenue in the third quarter of 2021 compared to the same quarter in the prior year from lower margin agency and distributed brands had an unfavorable impact on gross profit of approximately $0.3 million in the third quarter of 2021.

We expect to realize improved gross margin in the fourth quarter as a result of the continuing growth of retail flower and pre-roll products and concentrates from biomass produced at our cultivation facility, the anticipated increase in LFS revenues, and a full quarter of licensing fees from two states. We expect that bulk flower pricing will remain soft in the fourth quarter as outdoor crops are harvested and processed.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020:

	Nine Months
	September 30,	September 30,
(in thousands)	2021	2020
Net revenue	$38,653	$33,467
Cost of goods sold	34,317	31,480
Gross profit (loss)	$4,336	$1,987
Gross margin	11.2%	5.9%

Gross margin was 11.2% and 5.9% in the nine months ended September 30, 2021 and 2020, respectively. The improvement between periods in gross profit and gross margin is primarily due to efficiencies from the $11.9 million, or 49% increase in owned brand revenue, reflecting increased cultivation output of flower and biomass which approximately doubled in the current period compared to the same period in 2020, on a similar cost base. Additionally, the $6.7 million, or 74% reduction in revenue in the nine months ended September 30, 2021 compared to the same period in the prior year from lower margin agency and distributed brands had an unfavorable impact on gross profit of approximately $1.0 million in the current year to date period.

In the nine months ended September 30, 2021, as a result of the change in brand product mix and increased cultivation output, cost of goods sold increased 9% compared to the 15% increase in revenue resulting in the gross margin improvement over the same period last year.

Total Operating Expenses

Total operating expenses consist primarily of costs incurred at our corporate offices; personnel costs; selling, marketing, and other professional service costs including legal and accounting; and licensing costs. Sales and marketing expenses consist of selling costs to support our customer relationships, including investments in marketing and brand activities and corporate infrastructure required to support our ongoing business. We expect marketing expenses to increase as we invest in the development of our proprietary brands while selling costs as a percentage of retail revenue decrease as our business continues to grow, due to efficiencies associated with scaling the business, and reduced focus on non-core brands. We expect to incur periodic acquisition and transaction costs related to expansion efforts and to continue to invest where appropriate in the general and administrative function to support the increasing complexity of the cannabis business.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020:

	Three Months
	September 30,	September 30,
(in thousands)	2021	2020
Total operating expenses	$7,015	$4,207

Total operating expenses increased $2.8 million for the quarter ended September 30, 2021, compared to the same quarter in the prior year. Operating expenses increased as a percentage of sales from 30% in the quarter ended September 30, 2020, to 56% in the same quarter this year. While operating expenses are expected to increase as owned brand marketing and infrastructure expenditures are incurred in support of revenue increases, operating expenses as a percentage of retail sales are expected to decline.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020:

	Nine Months
	September 30,	September 30,
(in thousands)	2021	2020
Total operating expenses	$17,457	$13,112

Total operating expenses increased $4.3 million for the nine months ended September 30, 2021, compared to the same period in the prior year. Stock based compensation expense for the nine months ended September 30, 2021 decreased compared to the same period in the prior year by $1.0 million as restricted stock unit grants associated with the reverse takeover fully vested at the end of the first quarter in 2020. Operating expenses increased as a percentage of sales from 39% in the year to date period of 2020 to 45% in the same period of 2021. While operating expenses are expected to increase as owned brand marketing and infrastructure expenditures are incurred in support of revenue increases, operating expenses as a percentage of retail sales are expected to decline.

Other Income (Expense)

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020:

	Three Months
	September 30,	September 30,
(in thousands)	2021	2020
Total other income (expense)	$(1,674)	$(1,824)

Interest expense increased $0.5 million in the three months ended September 30, 2021 primarily related to mortgage interest on the new processing facility and other income (expense) in the three months ended September 30, 2020 included a $0.8 million loss on termination of an investment. (See Note 2. to the Condensed Consolidated Financial Statements in this Form 10-Q).

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020:

	Nine Months
	September 30,	September 30,
(in thousands)	2021	2020
Total other income (expense)	$(1,351)	$(6,508)

Other income (expense) in the nine months ended September 30, 2021 includes a $2.6 million insurance recovery associated with claims filed as a result of plant stress incurred in the third quarter of 2020, while other income (expense) in the nine months ended September 30, 2020 included a $4.4 million loss on termination of investment. (See Note 2. to the Condensed Consolidated Financial Statements in this Form 10-Q).

Net Income (Loss)

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020:

	Three Months
	September 30,	September 30,
(in thousands except per share amounts)	2021	2020
Net loss	$(8,700)	$(1,171)
Net loss per share:
Basic	$(0.10)	$(0.04)
Diluted	$(0.10)	$(0.04)
Shares used in per share calculation:
Basic	84,922	33,398
Diluted	84,922	33,398

We generated a net loss of $8.7 million in the quarter ended September 30, 2021, compared to a net loss of $1.2 million for the same period of the prior year, as a result of the factors noted above.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020:

	Nine Months
	September 30,	September 30,
(in thousands except per share amounts)	2021	2020
Net loss	$(14,685)	$(17,802)
Net loss per share:
Basic	$(0.15)	$(0.54)
Diluted	$(0.15)	$(0.54)
Shares used in per share calculation:
Basic	98,949	33,048
Diluted	98,949	33,048

We generated net loss of $14.7 million in the nine months ended September 30, 2021, compared to a net loss of $17.8 million for the same period of the prior year, as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary need for liquidity is to fund the working capital requirements of our business, capital expenditures, general corporate purposes, and to a lesser extent debt service. Our primary source of liquidity is funds generated by financing activities. Our ability to fund our operations, to make planned capital expenditures, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, and ability to obtain equity or debt financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond our control. Cash generated from ongoing operations in 2020 were not sufficient to fund operations and, in particular, to fund the Company’s cultivation capital expenditures in the short-term, and growth initiatives in the long-term. The Company raised additional funds from a $16.1 million convertible debenture and warrant financing which was initially funded in April 2020 and finalized in May 2020 and $25.0 million and $18.0 million unit financings, (with each unit consisting of one Subordinate Voting Share and one-half of one warrant, each whole warrant exercisable for one Subordinate Voting Share), in December 2020 and August 2021, respectively.

As of September 30, 2021, the Company had $17.0 million of cash and cash equivalents and $31.0 million of working capital, compared to $25.8 million of cash and cash equivalents and $30.9 million of working capital as of December 31, 2020.

The Company is focused on improving its balance sheet by improving accounts receivable collections, right-sizing inventories and increasing gross profits. We have taken a number of steps to improve our cash position and to continue to fund operations and capital expenditures including:

•	Accelerated cultivation facility renovations which are expected to result in an increase in flower and trim output by approximately two times in 2021, compared to the prior year,

•	Installation of new automated environmental and irrigation equipment designed to improve yields and optimize greenhouse environmental conditions,

•	Developed new cultivation genetics focused on increasing yields and potency,

•	Scaled back our investment in and support for non-core brands,

•	Focused marketing and brand development activities on significantly growing the Lowell brands acquired in the first quarter of 2021,

•	As a result of the Lowell brand acquisition, restructured our organization and identified operating, selling and administrative expense cost efficiencies,

•	Developed LFS, which commenced operations in the third quarter of 2021 to add revenue and cash flow generation, and,

•	Licensed the Lowell Smokes brand through affiliations with retailers in states outside of California.

The Company realized margin improvement in the first nine months of 2021, compared to the same period in the prior year, as greenhouse renovations were substantially completed, low profit agency and distributed brands were eliminated, and operational efficiencies improved. The Company anticipates improvement in gross margin in the fourth quarter due in large part to yield improvements in cultivation and greater revenues from LFS operation.

Cash Flows

The following table presents the Company's net cash inflows and outflows from the condensed interim consolidated financial statements of the Company for the nine months ended September 30, 2021 and 2020:

	Nine Months
	September 30,	September 30,	Change
(in thousands)	2021	2020	$	%
Net cash used in operating activities	$(18,463)	$(8,644)	$(9,819)	(114%)
Net cash used in investing activities	(6,721)	(1,367)	(5,354)	(392%)
Net cash provided by financing activities	16,428	14,197	2,231	16%
Change in cash and cash equivalents and restricted cash	$(8,756)	$4,186	$(12,942)	(309%)

Cash used in operating activities

Net cash used in operating activities was $18.5 million for the nine months ended September 30, 2021, an increase of $9.8 million or (114%), compared to the nine months ended September 30, 2020. The increase was primarily driven by inventory increasing $2.3 million in the nine months ended September 30, 2021, associated primarily with an increase in pre-roll manufacturing volumes, compared to a reduction of $2.0 million in the first nine months of 2020, accounts receivable increasing by $2.4 million in the nine months ended September 30, 2021, reflecting increased sales in the period, compared to a decrease of $1.4 million in the first nine months of 2020, and accounts payable and accrued expenses decreasing $4.5 million in the nine months ended September 30, 2021, primarily due to excise and cultivation tax payments in the period, compared to an increase of $2.3 million in the first nine months of 2020.

Cash used in investing activities

Net cash used in investing activities was $6.7 million for the nine months ended September 30, 2021, an increase of $5.4 million or (392%), compared to the same period of the prior year. Cash used in the Lowell brand acquisition was $4.6 million in the nine months ended September 30, 2021, which was off-set by the termination of the W Vapes acquisition agreement and higher capital expenditures in the same period in 2020. See Note 2. in the condensed consolidated financial statements. Capital expenditures were $2.0 million in the nine months ended September 30, 2021, principally associated with greenhouse renovations, compared to $4.1 million in capital expenditures in the same period last year. Remaining construction at the cultivation facility consists primarily of the construction of a head house for processing of flower and biomass, which is expected to be completed in mid-year 2022.

Cash (used in) provided by financing activities

Net cash provided by financing activities was $16.4 million for the nine months ended September 30, 2021, compared to net cash provided by financing activities of $14.2 million an increase of $2.2 million or 16%, compared to the same period of the prior year. The nine months ended September 30, 2021 includes proceeds from an $18 million subordinate share offering and the nine months ended September 30, 2020 includes $15.2 million in net proceeds from a convertible debenture offering and the issuance of warrants associated with the convertible debenture offering.

We expect that our cash on hand and cash flows from operations will be adequate to meet our operational needs for the next 12 months.

Working Capital and Cash on Hand

The following table presents the Company's cash on hand and working capital position as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,	Change
(in thousands)	2021	2020	$	%
Working capital(1)	$31,008	$30,882	$126	0%

Cash and cash equivalents	$16,995	$25,751	$(8,756)	(34%)
___________
(1) Non-GAAP measure - see Non-GAAP Financial Measures in this MD&A.

At December 31, 2020, we had $25.8 million in cash and cash equivalents and $30.9 million of working capital, compared to $17.0 million of cash and cash equivalents and $31.0 million of working capital at September 30, 2021. The decrease in cash and cash equivalents was primarily due to funding operational losses and cash used in the Lowell brand asset acquisition, offset in part by proceeds from the $18 million subordinate voting share offering.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods.

Significant judgments, estimates and assumptions that have the most significant effect on the amounts recognized in the consolidated financial statements are described below.

•	Estimated Useful Lives and Depreciation of Property and Equipment - Depreciation of property and equipment is dependent upon estimates of useful lives which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions and the useful lives of assets.

•	Estimated Useful Lives and Amortization of Intangible Assets - Amortization of intangible assets is recorded on a straight-line basis over their estimated useful lives, which do not exceed the contractual period, if any.

•	Identifiable assets acquired and liabilities assumed are recognized at the acquisition date fair values as defined by accounting standards related to fair value measurements.

•	Fair Value of Investments in Private Entities - The Company uses discounted cash flow model to determine fair value of its investment in private entities. In estimating fair value, management is required to make certain assumptions and estimates such as discount rate, long term growth rate and, estimated free cash flows.

•	Share-Based Compensation - The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and warrants granted. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of the Company’s future share price, risk free rates, future dividend yields and estimated forfeitures at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results.

•	Deferred Tax Asset and Valuation Allowance - Deferred tax assets, including those arising from tax loss carry-forwards, requires management to assess the likelihood that the Company will generate sufficient taxable earnings in future periods in order to utilize recognized deferred tax assets. Assumptions about the generation of future taxable profits depend on management’s estimates of future cash flows. In addition, future changes in tax laws could limit the ability of the Company to obtain tax deductions in future periods. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the net deferred tax assets recorded at the reporting date could be impacted.

FINANCIAL INSTRUMENTS AND FINANCIAL RISK

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities; current portion of long-term debt; and long-term debt. The carrying values of these financial instruments approximate their fair values.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs used to make the measurements. The hierarchy is summarized as follows:

•	Level 1 - Quoted prices (unadjusted) that are in active markets for identical assets or liabilities

•	Level 2 - Inputs that are observable for the asset or liability, either directly (prices) for similar assets or liabilities in active markets or indirectly (derived from prices) for identical assets or liabilities in markets with insufficient volume or infrequent transactions

•	Level 3 - Inputs for assets or liabilities that are not based upon observable market data

The Company has exposure to the following risks from its use of financial instruments and other risks to which it is exposed and assess the impact and likelihood of those risks.

These risks include: market, credit, liquidity, asset forfeiture, banking and interest rate risk.

Credit Risk

•	Credit risk is the risk of a potential loss to the Company if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at September 30, 2021 and December 31, 2020 is the carrying amount of cash and cash equivalents and accounts receivable. All cash and cash equivalents are placed with U.S. and Canadian financial institutions.

•	The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk but has limited risk as a significant portion of its sales are transacted with cash.

Liquidity Risk

•	Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to ensure that it will have sufficient liquidity to settle obligations and liabilities when due.

•	In addition to the commitments outlined in Note 15, the Company has the following contractual obligations at September 30, 2021:

	Maturity: < 1 Year	Maturity: > 1 Year
(in thousands)
Accounts payable and Other accrued liabilities	$8,823	$-

Market Risk

•	Strategic and operational risks arise if the Company fails to carry out business operations and/or to raise sufficient equity and/or debt financing. These strategic opportunities or threats arise from a range of factors that might include changing economic and political circumstances and regulatory approvals and competitor actions. The risk is mitigated by consideration of other potential development opportunities and challenges which management may undertake.

Interest Rate Risk

•	Interest rate risk is the risk that the fair value or the future cash flows of a financial instrument will fluctuate as a result of changes in market interest rates. The Company’s interest-bearing loans and borrowings are all at fixed interest rates; therefore, the Company is not exposed to interest rate risk on these financial liabilities. The Company considers interest rate risk to be immaterial.

Price Risk

•	Price risk is the risk of variability in fair value due to movements in equity or market prices. Cannabis is a developing market and subject to volatile and possibly declining prices year over year, including volatility in bulk flower pricing, as a result of increased competition and other factors. Because adult-use cannabis is a newly commercialized and regulated industry in the State of California, historical price data is either not available or not predictive of future price levels. There may be downward pressure on the average price for cannabis. There can be no assurance that price volatility will be favorable or in line with expectations. Pricing will depend on general factors including, but not limited to, the number of licenses granted by the local and state governments, the supply such licensees are able to generate, activity by unlicensed producers and sellers and consumer demand for cannabis. An adverse change in cannabis prices, or in investors’ beliefs about trends in those prices, could have a material adverse outcome on the Company and its valuation.

Asset Forfeiture Risk

•	Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property were never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture.

Banking Risk

•	Notwithstanding that a majority of states have legalized medical marijuana, there has been no change in U.S. federal banking laws related to the deposit and holding of funds derived from activities related to the marijuana industry. Given that U.S. federal law provides that the production and possession of cannabis is illegal, there are arguments that financial institutions cannot accept for deposit funds from businesses involved with the marijuana industry and legislative efforts to provide greater certainty to financial institutions have not been successful. Consequently, businesses involved in the marijuana industry often have difficulty accessing the U.S. banking system and traditional financing sources. The inability to open bank accounts with certain institutions may make it difficult to operate the business of the Company, its subsidiaries and investee companies, and leaves their cash holdings vulnerable.

SELECTED FINANCIAL DATA

	2021	2021	2021
	First	Second	Third
(in thousands, except per share amounts)	Quarter	Quarter	Quarter

Revenue	$11,026	$15,157	$12,467
Gross profit (loss)	$(1,477)	$5,744	$64
Operating loss	$(5,702)	$(473)	$(6,951)
Income (loss) before income taxes	$(6,656)	$805	$(8,625)
Net income (loss)	$(6,719)	$731	$(8,700)
Income (Loss) per share - basic	$(0.13)	$0.01	$(0.10)
Income (Loss) per share - diluted	$(0.13)	$0.00	$(0.10)

	2020	2020	2020
	First	Second	Third
(in thousands, except per share amounts)	Quarter	Quarter	Quarter
Revenue	$9,442	$9,894	$14,131
Gross profit (loss)	$(1,729)	$(1,263)	$4,979
Operating income (loss)	$(7,109)	$(4,788)	$772
Loss before income taxes	$(7,849)	$(8,732)	$(1,052)
Net loss	$(7,874)	$(8,757)	$(1,171)
Loss per share - basic	$(0.24)	$(0.26)	$(0.04)
Loss per share - diluted	$(0.24)	$(0.26)	$(0.04)

Consolidated Financial Position	September 30, 2021	December 31, 2020
Cash	$16,995	$25,751
Current assets	$42,908	$46,604
Property, plant and equipment, net	$64,991	$49,243
Total assets	$149,280	$97,416
Current liabilities	$11,900	$15,723
Working capital	$31,008	$30,883
Long-term notes payable including current portion	$241	$15,217
Capital lease obligations including current portion	$37,090	$38,834
Total stockholders' equity	$79,966	$31,156

OUTSTANDING SHARE DATA

As of November 15, 2021, the Company had the following securities issued and outstanding:

(in thousands)	Number of Shares (on an as converted basis)
Issued and Outstanding
Subordinate voting shares	99,408
Class B shares (1)	11,929
Super voting shares	203
Reserved for Issuance
Options	6,893
Restricted Stock Units	1,775
Warrants	24,243
Convertible debenture shares	77,443
Convertible debenture warrants	78,443
299,885

 ______________

(1) Class B shares reserved for conversion to Subordinate voting shares.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Subsequent to the quarter ended March 31, 2021, our Form 10 became effective with the SEC. We are engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, we did not make any repurchases of our equity securities.

Item 6. Exhibits

Exhibit Number	Description

10.1	Form of Warrant (incorporated by reference from Exhibit 10.2 filed with the Current Report on Form 8-K filed on September 3, 2021).

10.2	Form of Subscription Agreement (incorporated by reference from Exhibit 10.1 filed with the Current Report on Form 8-K filed on September 3, 2021).

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

LOWELL FARMS, INC.

Date: November 15, 2021	By:	/s/ Mark Ainsworth
Mark Ainsworth
Chief Executive Officer (principal executive officer)

Date: November 15, 2021	By:	/s/ Brian Shure
Brian Shure
Executive Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)

