Form 10-K
period 2021-12-31
Lowell Farms Inc.
filed 2022-03-31
CIK 1838128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

Securities registered pursuant to Section 12(g) of the Act:

Subordinate Voting Shares

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of subordinate voting shares held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s second quarter, was $89,998,628 (based on the closing price for the registrant's subordinate voting shares as reported by the OTCQX on that date). Shares of subordinate voting shares held by each executive officer, director, and holder of 5% or more of the registrant’s outstanding subordinate voting shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 There were 100,288,094 shares of the Registrant’s Subordinate Voting Shares outstanding as of March 24, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None

LOWELL FARMS INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2021

Part I

Lowell Farms Inc. and its wholly owned subsidiaries are collectively referred to in this Annual Report on Form 10-K as the “Company,” “Corporation,” “we,” “us” or “our.”

ITEM 1. Business

General

We are a California-based cannabis company with vertically integrated operations including large scale cultivation, extraction, processing, manufacturing, branding, packaging and wholesale distribution to retail dispensaries. We manufacture and distribute proprietary and select third-party brands throughout the State of California, the largest cannabis market in the world. We also provide manufacturing, extraction and distribution services to select third-party cannabis and cannabis branding companies and sell proprietary bulk flower and broker third-party bulk flower to licensed distribution and manufacturing companies in California.

On February 25, 2021, we acquired the Lowell Herb Co. and Lowell Smokes trademark brands, product portfolio and production assets from The Hacienda Company and its subsidiaries (the “Lowell Acquisition”). The Lowell Acquisition expanded our product offerings by adding a highly regarded, mature line of premium branded cannabis pre-rolls, including infused pre-rolls, to our product portfolio under the Lowell Herb Co. and Lowell Smokes brands. The Lowell Acquisition also expanded our offerings of premium packaged flower, concentrates, and vape products. We believe our pre-existing strengths in cultivation and sourcing will enhance the value of the brands and products acquired in the Lowell Acquisition. Additionally, we presently license the Lowell Herb Co. and Lowell Smokes brands to Ascend Wellness Holdings, LLC at their retail locations in Illinois and Massachusetts, and are in discussion with regard to Michigan.

The Lowell Acquisition also substantially broadened our customer base by adding highly developed direct-to-consumer channels to complement our pre-existing network of retail dispensary customers. This addition to our customer base has resulted in broader geographic coverage in California by the combined business.

On June 29, 2021, we announced the C Quadrant Acquisition, pursuant to which we acquired real property and related assets of a cannabis drying and midstream processing facility located in Monterey County, nearby our flagship cultivation operation. The 10-acre, 40,000 square foot processing facility provides drying, bucking, trimming, sorting, grading, and packaging operations for up to 250,000 pounds of wholesale cannabis flower annually. The new facility will process nearly all the cannabis that we grow at our existing cultivation operations. Additionally, we have commissioned the Lowell Farm Services (“LFS”) business unit, which engages in fee-based processing services for regional growers throughout California.

In addition to the processing facility acquired in the C Quadrant Acquisition, we operate a 225,000 square foot greenhouse cultivation facility in Monterey County, a 15,000 square foot manufacturing and laboratory facility in Salinas, California, a separate 20,000 square foot distribution facility in Salinas, California and a warehouse depot and distribution vehicles in Los Angeles, California.

Product Offerings

Our product offerings include flower, vape pens, oils, extracts, chocolate edibles, mints, gummies, tinctures and pre-rolls. We sell our products under owned and third-party brands.

Brands we own include the following:

o	Lowell Herb Co. and Lowell Smokes - premium packaged flower, pre-roll, concentrates, and vape products.

o	House Weed – a value driven flower, vape and concentrates offering, delivering a flavorful and potent experience with dependable quality.

o	Kaizen – a premium brand offering a full spectrum of cannabis concentrates.

o	Moon – offers a range of cannabis bars, bites and fruit chews in a variety of flavors, focusing on high- potency, high-quality and high-value.

o	Original Pot Company – infuses its baked edibles with high quality cannabis.

o	Cypress Reserve – a premium flower brand reserved for the Company’s highest potency harvests from its greenhouses.

o

Flavor Extracts – provides crumble and terp sugar (which is an edible cannabis product with isolated and enhanced flavor and aromas) products that are hand-selected for optimum flavor and premium color.

The Lowell Herb Co. and Lowell Smokes brands were acquired in the Lowell Acquisition. Our remaining brands were developed prior to such acquisition.

We exclusively manufacture and distribute Dr. May tinctures and topicals in California. We also provide third party extraction processing and third-party distribution services, and bulk extraction concentrates and flower to licensed manufacturers and distributors. Our focus during 2021 was on our owned brands and limiting the number of third-party brands manufactured and distributed. The Lowell Acquisition is a significant expansion of this strategy.

Cultivation

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

The first harvest was in the third quarter of calendar 2017. In 2021 we completed a series of facility upgrades to our greenhouses and supporting infrastructure, which will increase facility output approximately four times from that generated in 2019. These facility improvements include separate grow rooms configured with drop-shades, supplemental lighting, upgraded electrical capability with environmental controls and automated fertigation, and raised gutter height in two of the greenhouses. We harvested approximately 9,000, 17,000 and 32,000 pounds of flower in 2019, 2020 and 2021, respectively, and are currently projecting to harvest between 35,000 and 40,000 pounds in 2022 as a result of these facility upgrades and improvements. We have invested approximately $7.2 million in our greenhouse renovations to date. The completion and commissioning of the renovated greenhouses is expected to further reduce unit costs of cultivation and make available additional cannabis flower and feedstocks for our extraction and processing, packaging and distribution operations. In 2022 we expect to complete the headhouse which will include redundant drying and processing capacity should LFS reach processing capacity during the fall outdoor harvesting season.

We maintain a strict quality control process which facilitates a predictable output yield of pesticide-free products.

Extraction

Extraction operations were first launched by us in the third quarter of 2017 with the commissioning of our 5,000 square foot licensed laboratory within our Salinas manufacturing facility. The lab contains six separate rooms that can each house one independent closed loop volatile extraction machine (meaning that the machine does not expose the products to open air), which are designed to process the cannabis through the application of hydrocarbon or ethanol solvents, to extract certain concentrated resins and oils from the dried cannabis. This process is known as volatile extraction, which is an efficient and rapid method of extracting cannabis. These resins, oils and concentrates are sold as ingestible products known as “shatter,” rosin, wax, sugar, diamonds, “caviar,” and “crumble”.

We currently own and operate five closed loop volatile extraction machines, each housed in a separate room, and each having the capacity to process approximately 100 pounds of dry product per day yielding approximately 5 kilograms of cannabis concentrates. We also currently own and operate 14 purge ovens to work in conjunction with the 5 extraction units in the laboratory. Purge ovens, also known as vacuum ovens, are used after the processing by the extraction units to remove the solvents from the end-product in a low pressure and high heat environment.

In 2021 we commenced solventless extraction activities with the capacity to process approximately 120 pounds of biomass daily yielding approximately 4 kilograms of cannabis concentrates. We currently own and operate one extraction unit which works in conjunction with 5 freeze dryers, 2 ice machines, 3 water filtration systems, 1 UV sterilizer, 2 rosin presses and an 80 square foot walk-in freezer. The solventless process yields a superior product to the volatile extraction process and is the fastest growing category in concentrates.

The extraction operations utilize cannabis feedstocks from our cultivation site, supplemented with feedstock acquired from multiple third-party cultivations. Concentrate production is packaged as branded extracts, such as crumble, shatter, wax and sugar for distribution, incorporated into its manufactured edible products and sold in bulk to other licensed enterprises. In addition, extraction is provided on a fee-based service on third-party material.

Manufacturing

Our manufacturing facility is located in Salinas, California and houses our edible product operations and extraction and distillation operations. The edible product operations utilize internally produced cannabis oil, which can also be supplied from multiple external sources. Our manufacturing operations produce a wide variety of cannabis-infused products and occupies 10,000 square feet in our 15,000 square foot manufacturing facility in Salinas. Our products include chocolate confections, baked goods, hard and soft non-chocolate confections, and topical lotions and balms. Lowell Farms utilizes modern commercial production equipment and employs food grade manufacturing protocols, including industry-leading standard operating procedures designed so that its products meet stringent quality standards. We have implemented updated compliance, packaging and labeling standards to meet all regulatory requirements, including the California Medicinal and Adult-Use Cannabis Regulation and Safety Act.

We also operate an automated flower filling and packaging line and an automated pre-roll assembly line for making finished goods in those respective categories with feedstock grown by the Lowell Farms cultivation operations.

Processing

On June 29, 2021 we announced that we acquired real property and related assets of a cannabis drying and midstream processing facility located in Monterey County, nearby our flagship cultivation operation. The 10-acre, 40,000 square foot processing facility provides drying, bucking, trimming, sorting, grading, and packaging operations for up to 250,000 pounds of wholesale cannabis flower annually. The new facility processes nearly all the cannabis that we grow at our existing cultivation operations. Additionally, we commissioned the new business unit LFS, which engages in fee-based processing services for regional growers from primarily the Salinas Valley area, one of the largest and fastest growing cannabis cultivation regions in the country, as well as throughout California. LFS operations became operational during the third quarter of 2021.

Distribution and Distribution Services

We have a primary distribution center, warehouse and packing facility located in Salinas, California and a service center and distribution depot in Los Angeles, California. We provide physical warehousing and delivery to retail dispensary customers throughout the State of California for our manufactured products as well as third party branded products distributed on behalf of other licensed product manufacturers. Deliveries are made daily to over 80% of the licensed dispensaries in California utilizing a fleet of 21 owned and leased vehicles. We provide warehousing, delivery, customer service and collection services for select third-party brands. We will increase our fleet of vehicles as necessary to meet delivery requirements from increased proprietary and third-party brand sales.

Technology Platform

We maintain an automated, on-demand supply chain logistics platform, utilizing e-commerce, enterprise resource planning and other technology to manage product movement, order taking and logistics needs.

Inventory Management

We have comprehensive inventory management procedures, which are compliant with the rules set forth by the California Department of Cannabis Control (formerly the California Department of Consumer Affairs’ Bureau of Cannabis Control) and all other applicable state and local laws, regulations, ordinances, and other requirements. These procedures ensure strict control over Lowell Farms’ cannabis and cannabis product inventory from cultivation or manufacture to sale and delivery to a licensed dispensary, distributor or manufacturer, or disposal as cannabis waste. Such inventory management procedures also include measures to prevent contamination and maintain the quality of the products cultivated, manufactured or distributed.

Sources, Pricing and Availability of Raw Materials, Component Parts or Finished Products

We presently source flower feedstock for sale primarily from our cultivation facility. We have developed relationships with local cannabis growers whereby flower quantities are readily available at competitive prices should the sourcing need arise. We source our biomass needs in extraction from our cultivation facility and from third-party suppliers. Remaining biomass material is readily available from multiple sources at competitive prices. Lowell Farms manufactures substantially all cannabis oil and distillate needs from its internal extraction operations. A small amount of specialized cannabis oil is procured from multiple external sources at competitive prices. Lowell Farms manufactures all finished goods for its proprietary brands. Third party distributed brand product is sourced directly from third party partners.

U.S. Cannabis Market

The emergence of the legal cannabis sector in the United States, both for medical and adult use, has been rapid as more states adopt regulations for its production and sale. A majority of Americans now live in a state where cannabis is legal in some form and approximately one-third of the population lives in states in which adult or recreational use is permitted as a matter of, and in accordance with, applicable state and local laws.1  According to Fortune Business Insights, the global legal marijuana market is anticipated to reach a value of US$97.35 billion by the end of 2026 from US$10.60 billion in 2018. The market is predicted to rise at a compounded annual growth rate of 32.6% during the period 2019 to 2026.2

The use of cannabis and cannabis derivatives to treat or alleviate the symptoms of a wide variety of chronic conditions, while not recognized by the FDA, has been accepted by a majority of citizens with a growing acceptance by the medical community. A review of the research, published in 2015 in the Journal of the American Medical Association, found solid evidence that cannabis can treat pain and muscle spasms.3 The pain component is particularly important, because other studies have suggested that cannabis can replace pain patients’ use of highly addictive, potentially deadly opiates.4 Although hemp, defined as cannabis and derivatives of cannabis with not more than 0.3% THC, has been descheduled from the Controlled Substances Act, the FDA has regulatory oversight over foods drugs and cosmetics containing such products under the Food, Drug and Cosmetics Act of 1938. It is possible that as the federal and state agencies legalize certain products, the FDA may issue rules and regulations, including good manufacturing practices related to the growth, cultivation, harvesting and processing of such products, even if they are not marketed as drugs. It is also possible that the FDA would require that facilities where medical-use cannabis is grown to register with the FDA and comply with certain federally prescribed regulations, certifications, testing, or other requirements. The potential impact on the cannabis industry is uncertain and could include the imposition of new costs, requirements, and prohibitions.

Although we are not currently engaged in the production or distribution of medical marijuana products, the FDA has exerted regulatory oversight over hemp-derived CBD products, especially as it pertains to packaging and labeling requirements under the Food & Drug Cometic Act. The FDA is currently taking action in the form of Warning Letters, but may also take more extreme enforcement such as recalls, disgorgement or penalties. If we are unable to comply with regulations or facility registration as prescribed by the FDA, it may have an adverse effect on our business, operating results, and financial condition.

Polls conducted throughout the United States consistently show overwhelming support for the legalization of medical cannabis, together with strong majority support for the full legalization of recreational adult-use cannabis. As of November 11, 2019, “Around nine-in-ten Americans favor legalization for recreational or medical purposes” and “Only fewer than one-in-ten say it should not be legal.”5 These are large increases in public support over the past 40 years in favor of legal cannabis use.

Currently, in the United States, the majority of states, as well as the territories of Guam, the U.S. Virgin Islands Puerto Rico and the District of Columbia have legalized cannabis in some form, and 18 states — Alaska, Arizona, California, Colorado, Connecticut, Illinois, Maine, Massachusetts, Michigan, Montana, Nevada, New York, New Jersey, New Mexico, Oregon, Vermont, Virginia, and Washington, as well as the District of Columbia — have legalized cannabis for adult or recreational use.

With respect to medical marijuana, as more research centers study the effects of cannabis-based products in treating or addressing therapeutic needs, and assuming that research findings demonstrate that such products are effective in doing so, management believes that the size of the U.S. medical cannabis market will also continue to grow as more States expand their medical marijuana programs and new States legalize medical marijuana. Although the Company only operates in the State of California, it may seek opportunities to expand into other States within the United States that have legalized cannabis use either medicinally or recreationally.

________

1 Nichols, Chris (2018). Do a majority of Americans live in states with legal marijuana. https://www.politifact.com/california/statements/2018/apr/19/john-chiang/do-majority-americans-live-states-legal-marijuana/. See also Fertig, Natalie and Mona Zhang (2020). 1 in 3 Americans now lives in a state where recreational marijuana is legal. https://www.politico.com/news/2020/11/04/1-in-3-americans-lives-where-recreational-marijuana-legal-434004

2 Cannabis/Marijuana Market Size. (August 2019) Retrieved from https://www.fortunebusinessinsights.com/industry-reports/cannabis-marijuana-market-100219

3 Grant, Igor MD (2015). Medical Use of Cannabinoids. Journal of American Medical Association, 314: 16, 1750-1751. doi: 10.1001/jama.2015.11429.

4 Bachhuber, MA, Saloner B, Cunningham CO, Barry CL. (2014). Medical Cannabis Laws and Opioid Analgesic Overdose Mortality in the United States, 1999-2010. JAMA Intern Med. 174(10):1668-1673. doi: 10.1001/jamainternmed.2014.4005.

5 Pew Research Organization (April 16, 2021).

Americans overwhelmingly say marijuana should be legal for recreational or medical use. Retrieved from https://www.pewresearch.org/fact-tank/2021/04/16/americans-overwhelmingly-say-marijuana-should-be-legal-for-recreational-or-medical-use/

Notwithstanding the fact that a majority of states and the District of Columbia have now legalized adult-use and/or medical cannabis, cannabis remains illegal under U.S. federal law with cannabis listed as a Schedule I drug under the CSA. See “United States Regulatory Environment”.

Growth Strategy

While the legalization of cannabis throughout the United States continues to expand both in the adult use (recreational) and medical markets, and the size of the U.S. cannabis market will continue to provide growth opportunities, management believes that focusing on the substantial California market and becoming profitable and self-sustaining is the appropriate near-term growth strategy for the Company.

We plan to capitalize on the significant increase in cannabis consumption in California through the robust marketing of the recently acquired Lowell branded products and our other proprietary brands, the continued expansion of our brand and distribution footprint and the exploitation of our increased cultivation capacity. We will selectively seek opportunities to further expand our brands and operations in California through acquisitions or alliances. We currently license the Lowell brand in Illinois and Massachusetts and we plan on exploring additional licensing of our marque Lowell brand in additional states.

We may also seek to expand our cultivation footprint within California by either purchasing an existing cultivation business or by entering into a lease arrangement with a suitable property to develop cultivation facilities.

We currently have no retail facilities within the state of California but continue to evaluate such opportunities and could seek to enter retail at a future date.

Also, we may consider, but do not currently have definitive plans or timelines for our expansion beyond California as these markets continue to expand.

Competitive Conditions

We compete with other branded licensed cultivators, manufacturers and distributors, offering similar products and services, within California.

Currently, the California cannabis industry is largely comprised of small to medium-sized entities. We believe that the vast majority of our competitors are relatively small operations. Over time, it is expected that within California the industry will begin to consolidate as market-share will increasingly favor larger and more sophisticated operators.

We expect to face additional competition from new entrants. To remain competitive, we expect to invest in scale, people, processes and technology to maintain cost and product leadership over our competitors.

We may not have sufficient resources to maintain research and development, marketing, sales and support efforts on a competitive basis, which could materially and adversely affect our business, financial condition, results of operations or prospects.

Also, we expect to face continued competition from the illicit or “black-market” commercial activities that still operate within the state. Despite state-level legalization of cannabis in the United States, such operations remain abundant and present substantial competition to Lowell Farms. In particular, illicit operations, because they are largely clandestine, are not required to comply with the extensive regulations with which we must comply in order to conduct business, and accordingly may have significantly lower costs of operation. It is estimated that the current illicit cannabis market in California exceeds $8.5 billion.6

 __________________

6 https://www.northbaybusinessjournal.com/article/business/analyst-california-cannabis-market-isnt-slowed-by-covid-and-should-reach/

Intangible Property

To date, we have 12 registered federal trademarks with the United States Patent and Trademark Office, 6 California state trademark registrations and 2 Illinois state trademark registrations. In addition, we have 2 federal trademark applications pending and 2 pending Canadian applications. We own over 100 website domains, including www.lowellfarms.com, and numerous social media accounts across all major platforms. Lowell Farms maintains strict standards and operating procedures regarding its intellectual property, including the regular use of nondisclosure, confidentiality, and intellectual property assignment agreements.

Lowell Farms has developed numerous proprietary technologies and processes. These proprietary technologies and processes include its information system software, cultivation, edible manufacturing and extraction techniques, quality and compliance processes and new product development processes. While actively exploring the patentability of these techniques and processes, Lowell Farms relies on non-disclosure/confidentiality arrangements and trade secret protection. Lowell Farms has invested significant resources towards developing recognizable and unique brands consistent with premium companies in analogous industries.

The United States Patent and Trademark Office ("USPTO") may deny federal trademark registration to any name, product, or other assets that violate the law, including cannabis products. However, hemp-derived goods and CBD products with less than 0.3% THC, as well as ancillary products or services, may be eligible for federal trademark registration. Additionally, the USPTO may accept trademark applications for consulting services or goods that do not directly involve the cannabis flower, such as computer software, educational platforms, and brand apparel. Cannabis products, goods, and services that do not meet the USPTO standard for trademark registration may qualify for state trademark registration in states where such products, goods, and services have been legalized.

No guarantee can be given that Lowell Farms will be able to successfully assert its trademark rights, nor can the Company guarantee that its trademark registrations will not be invalidated, circumvented or challenged. Any such invalidity, particularly with respect to a product name, or a successful intellectual property challenge or infringement proceeding against the company, could have a material adverse effect on Lowell Farms’ business.

Employees

Lowell Farms employs personnel with a wide range of skill sets, including those with masters’ and bachelors’ degrees in their respective fields. With respect to cultivation, Lowell Farms recruits individuals with plant science and agricultural experience, and personnel have the practical experience necessary to cultivate high yielding, multiple strain variety cannabis plants and to develop new cannabis strains through selective horticultural practices. With regard to extraction, Lowell Farms recruits individuals with extraction and distillation experience for its product lines, and personnel have the practical experience and knowledge necessary to process the raw, dried cannabis product through volatile and solventless extraction processes, thereby generating high yields of cannabis extracts and distillates. In addition, Lowell Farms personnel have the practical experience and knowledge necessary to conduct secondary processing of cannabis biomass into crude cannabis oil, distillate, and concentrates, including shatter, wax and crystals, and to utilize the natural terpenes in cannabis to formulate premium vaporizer oils. Terpenes are the oils that give cannabis plants their smell. They come from the same components as tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”).

With regard to product development and manufacturing, Lowell Farms recruits individuals with professional culinary education for edibles product development for its edibles division, and personnel have extensive experience in confectionary product development and manufacturing, particularly with regard to cannabis edibles, including chocolates, candies, cookies, gummies, beverages and tinctures.

With regard to sales and distribution, we recruit employees who retain a high degree of industry awareness and knowledge who can interface with dispensaries state-wide and introduce our products with the intention of retaining and potentially increasing shelf-space and the intention of maintaining or increasing market share. Our sales and distribution teams are important conduits for collecting intelligence on consumer behavior and trends. Our distribution capabilities are critical to building trust with dispensaries that they will receive inventory on a timely and consistent basis.

Lowell Farms currently possesses all specialized skills and knowledge it requires, but will continue to compete with other cannabis and manufacturing companies to secure and retain such staff.

As of March 15, 2022, we had 201 full-time employees and 2 part-time employees, all of whom are located in California. Additionally, Lowell Farms utilizes contract employees in security, cultivation, packaging and warehousing activities. The use of contract employees enables Lowell Farms to manage variable staffing needs and in the case of cultivation and security personnel, access to experienced, qualified and readily available human resources.

In 2018, the manufacturing personnel of Lowell Farms were organized by UFCW Local 5. In 2020, prior to the completion of a collective bargaining agreement, the union workers voted to decertify UFCW Local 5. Under California law, the holder of a cannabis license with 20 or more employees must enter into a “labor peace agreement” with a union or provide a notarized statement to the Department of Cannabis Control that it will do so. A “labor peace agreement” is a private contract between an employer and a union that requires both parties to waive certain rights under federal labor law in connection with union organizing activities. Following the decertification of UFCW Local 5, Lowell Farms provided such a notarized statement to the Department of Cannabis Control. There has been no further union organizing activity of which the Company is aware involving its employees.

United States Regulatory Environment

Below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where Lowell Farms is currently involved, directly or through its subsidiaries in the cannabis industry. Lowell Farms is directly engaged in the manufacture, extraction, cultivation, package, sale or distribution of cannabis in the adult-use and/or medical industries in the State of California. The Company derives all of its revenues from the cannabis industry in the State of California, which industry is illegal under U.S. federal law. The Company’s cannabis-related activities are compliant with applicable State and local law, and the related licensing framework, and the Company is not aware of any non-compliance with applicable State and local law, and the related licensing framework, by any of the Company’s clients to whom the Company renders services. Nonetheless, such activities remain illegal under U.S. federal law. The enforcement of relevant laws is a significant risk.

The Company evaluates, monitors and reassesses this disclosure, and any related risks, on an ongoing basis, and the same will be supplemented and amended to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws or regulations regarding marijuana regulation. Any non-compliance, citations or notices of violation which may have an impact on the Company’s licenses, business activities or operations will be promptly disclosed by the Company.

United States Federal Overview

The United States federal government regulates drugs in large part through the CSA. Marijuana, which is a form of cannabis, is classified as a Schedule I controlled substance. As a Schedule I controlled substance, the federal Drug Enforcement Agency, or DEA, considers marijuana to have a high potential for abuse; no currently accepted medical use in treatment in the United States; and a lack of accepted safety for use of the drug under medical supervision. According to the U.S. federal government, cannabis having a concentration of tetrahydrocannabinol, or THC, greater than 0.3% on a dry weight basis is marijuana. Cannabis with a THC content below 0.3% is classified as hemp. The scheduling of marijuana as a Schedule I controlled substance is inconsistent with what we believe to be widely accepted medical uses for marijuana by physicians, researchers, patients, and others. Moreover, despite the clear conflict with U.S. federal law, currently the majority of states, as well as the territories of Guam, the U.S. Virgin Islands, Puerto Rico and the District of Columbia have legalized cannabis in some form, and 18 states, as well as the District of Columbia, have legalized cannabis for adult or recreational use. As further evidence of the growing conflict between the U.S. federal treatment of cannabis and the societal acceptance of cannabis, the FDA on June 25, 2018 approved Epidiolex. Epidiolex is an oral solution with an active ingredient derived from the cannabis plant for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, in patients two years of age and older. This was the first FDA-approved drug that contains a purified substance derived from the cannabis plant. In this case, the substance is cannabidiol, or CBD, a chemical component of marijuana that does not contain the psychoactive properties of THC.

Unlike in Canada, which uniformly regulates the cultivation, distribution, sale and possession of marijuana at the federal level under the Cannabis Act (Canada), marijuana is largely regulated at the state level in the United States. State laws regulating marijuana are in conflict with the CSA, which makes marijuana use and possession federally illegal. Although certain states and territories of the United States authorize medical or adult-use marijuana production and distribution by licensed or registered entities, under United States federal law, the possession, use, cultivation, and transfer of marijuana and any related drug paraphernalia is illegal. Although our activities are compliant with the applicable state and local laws in California, strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under United States federal law nor provide a defense to any federal criminal action that may be brought against us.

In 2013, as more and more states began to legalize medical and/or adult-use marijuana, the federal government attempted to provide clarity on the incongruity between federal law and these State-level regulatory frameworks. Until 2018, the federal government provided guidance to federal agencies and banking institutions through a series of Department of Justice, or DOJ, memoranda. The most notable of this guidance came in the form of a memorandum issued by former U.S. Deputy Attorney General James Cole on August 29, 2013, which we refer to as the Cole Memorandum.

The Cole Memorandum offered guidance to federal agencies on how to prioritize civil enforcement, criminal investigations and prosecutions regarding marijuana in all states and quickly set a standard for marijuana-related businesses to comply with. The Cole Memorandum put forth 8 prosecution priorities:

1.	Preventing the distribution of marijuana to minors;

2.	Preventing revenue from the sale of marijuana from going to criminal enterprises, gang and cartels;

3.	Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;

4.	Preventing the state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

5.	Preventing violence and the use of firearms in the cultivation and distribution of marijuana;

6.	Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;

7.	Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and

8.	Preventing marijuana possession or use on federal property.

On January 4, 2018, former United States Attorney General Jeff Sessions rescinded the Cole Memorandum by issuing a new memorandum to all United States Attorneys, which we refer to as the Sessions Memo. Rather than establishing national enforcement priorities particular to marijuana-related crimes in jurisdictions where certain marijuana activity was legal under State law, the Sessions Memo simply rescinded the Cole Memorandum and instructed that “[in] deciding which marijuana activities to prosecute... with the [DOJ’s] finite resources, prosecutors should follow the well-established principles that govern all federal prosecutions.” Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecution, the interests of victims, and other principles.

Neither Attorney General William Barr, who succeeded Attorney General Sessions, nor any subsequent Acting Attorney General provided a clear policy directive for the United States as it pertains to State-legal marijuana-related activities. Merrick Garland currently serves as Attorney General and it is not yet known whether the Department of Justice will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. Mr. Garland indicated at a confirmation hearing before the United States Senate that it did not seem to him to be a good use of limited resources to pursue prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise.

Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of marijuana will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to marijuana (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole Memorandum, enforcement priorities are determined by respective United States Attorneys.

As an industry best practice, despite the recent rescission of the Cole Memorandum, the Company abides by the following standard operating policies and procedures to ensure compliance with the guidance provided by the Cole Memorandum:

1.

ensure that its operations are compliant with all licensing requirements as established by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions;

2.

ensure that its cannabis related activities adhere to the scope of the licensing obtained (for example: in the states where cannabis is permitted only for adult-use, the products are only sold to individuals who meet the requisite age requirements);

3.	implement policies and procedures to ensure that cannabis products are not distributed to minors;

4.	implement policies and procedures to ensure that funds are not distributed to criminal enterprises, gangs or cartels;

5.

implement an inventory tracking system and necessary procedures to ensure that such compliance system is effective in tracking inventory and preventing diversion of cannabis or cannabis products into those states where cannabis is not permitted by state law, or across any state lines in general;

6.

ensure that its state-authorized cannabis business activity is not used as a cover or pretense for trafficking of other illegal drugs, is engaged in any other illegal activity or any activities that are contrary to any applicable anti-money laundering statutes; and

7.

ensure that its products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.

In addition, the Company conducts background checks to ensure that the principals and management of its operating subsidiaries are of good character, have not been involved with other illegal drugs, engaged in illegal activity or activities involving violence, or use of firearms in cultivation, manufacturing or distribution of cannabis. The Company will also conduct ongoing reviews of the activities of its cannabis businesses, the premises on which they operate and the policies and procedures that are related to possession of cannabis or cannabis products outside of the licensed premises, including the cases where such possession is permitted by regulation. See “Risk Factors”.

Significantly, companies authorized to operate in states with medical marijuana laws and robust regulatory schemes enjoy additional protection under the Rohrabacher-Blumenauer Amendment (it is also sometimes referred to as the “Rohrabacher-Farr” or “Joyce-Leahy” Amendment) (the “Amendment”). The Amendment was first approved in 2014 and prevents the U.S. Department of Justice from using federal funds to prosecute state-compliant medical marijuana operators in states that have legal (medical) cannabis programs.  Moreover, the Amendment has been included in the federal budget approved by Congress since its introduction. It should be noted; however, that the Amendment must be renewed each fiscal year in order to remain in effect.

United States Border Entry

The United States Customs and Border Protection (“CBP”) enforces the laws of the United States as they pertain to lawful travel and trade into and out of the U.S. Crossing the border while in violation of the CSA and other related United States federal laws may result in denied admission, seizures, fines, and apprehension. CBP officers determine the admissibility of travelers who are non-U.S. citizens into the United States pursuant to the United States Immigration and Nationality Act. An investment in our Subordinate Voting Shares, if it became known to CBP, could have an impact on a non-U.S. citizen’s admissibility into the United States and could lead to a lifetime ban on admission.

Because marijuana remains illegal under United States federal law, those investing in Canadian companies with operations in the United States cannabis industry could face detention, denial of entry, or lifetime bans from the United States for their business associations with United States marijuana businesses. Entry happens at the sole discretion of CBP officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a non-US citizen or foreign national. The government of Canada has previously warned travelers that previous use of marijuana, or any substance prohibited by United States federal laws, could mean denial of entry to the United States. Business or financial involvement in the marijuana industry in the United States could also be reason enough for CBP to deny entry. On September 21, 2018, CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that Canada’s legalization of cannabis will not change CBP enforcement of United States laws regarding controlled substances and because marijuana continues to be a controlled substance under United States law, working in or facilitating the proliferation of the legal marijuana industry in U.S. states where it is deemed legal may affect admissibility to the United States. As a result, CBP has affirmed that, employees, directors, officers, managers and investors of companies involved in business activities related to marijuana in the United States (such as Lowell Farms), who are not United States citizens, face the risk of being barred from entry into the United States.

Anti-Money Laundering Laws and Access to Banking

The Company is subject to a variety of laws and regulations in the United States that involve anti-money laundering, financial recordkeeping and the proceeds of crime, including the Currency and Foreign Transactions Reporting Act of 1970 (referred to herein as the “Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States.

Additionally, under United States federal law, it may potentially be a violation of federal anti-money laundering statutes for financial institutions to take any proceeds from the sale of any Schedule I controlled substance. Banks and other financial institutions could potentially be prosecuted and convicted of money laundering under the Bank Secrecy Act for providing services to cannabis businesses. Therefore, under the Bank Secrecy Act, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other financial service could be charged with money laundering or conspiracy.

While there has been no change in U.S. federal banking laws to accommodate businesses in the large and increasing number of U.S. states that have legalized medical or adult-use marijuana, the Financial Crimes Enforcement Network within the U.S. Department of the Treasury (“FinCEN”), in 2014, issued guidance (the “FinCEN Guidance”) to prosecutors of money laundering and other financial crimes. The FinCEN Guidance advised prosecutors not to focus their enforcement efforts on banks and other financial institutions that serve marijuana-related businesses so long as that marijuana-related business activities are legal in their state and none of the federal enforcement priorities referenced in the Cole Memorandum are being violated (such as keeping marijuana out of the hands of organized crime). The FinCEN Guidance also clarifies how financial institutions can provide services to marijuana-related businesses consistent with their Bank Secrecy Act obligations, including thorough customer due diligence, but makes it clear that they are doing so at their own risk. The customer due diligence steps typically include:

1.	Verifying with the appropriate State authorities whether the business is duly licensed and registered;

2.	Reviewing the license application (and related documentation) submitted by the business for obtaining a State license to operate its marijuana-related business;

3.	Requesting available information about the business and related parties from State licensing and enforcement authorities;

4.

Developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus adult-use customers);

5.	Ongoing monitoring of publicly available sources for adverse information about the business and related parties;

6.	Ongoing monitoring for suspicious activity, including for any of the red flags described in the FinCEN Guidance; and

7.	Refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk.

With respect to information regarding State licensure obtained in connection with such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where States make such information available.

While the FinCEN Guidance decreased some risk for banks and financial institutions considering servicing the cannabis industry, in practice it has not increased banks’ willingness to provide services to marijuana-related businesses. This is because current U.S. federal law does not guarantee banks immunity from prosecution, and it also requires banks and other financial institutions to undertake time-consuming and costly due diligence on each marijuana-related business they accept as a customer.

Those State-chartered banks and/or credit unions that have agreed to work with marijuana businesses are typically limiting those accounts to small percentages of their total deposits to avoid creating a liquidity risk. Since, theoretically, the federal government could change the banking laws as it relates to marijuana-related businesses at any time and without notice, these banks and credit unions must keep sufficient cash on hand to be able to return the full value of all deposits from marijuana-related businesses in a single day, while also keeping sufficient liquid capital on hand to service their other customers. Those State-chartered banks and credit unions that do have customers in the marijuana industry can charge marijuana businesses high fees to cover the added cost of ensuring compliance with the FinCEN Guidance.

As an industry best practice and consistent with its standard operating procedures, Lowell Farms adheres to all customer due diligence steps in the FinCEN Guidance and any additional requirements imposed by those financial institutions it utilizes. However, in the event that any of our operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations in the United States were found to be in violation of anti-money laundering legislation or otherwise, such transactions could be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize our ability to declare or pay dividends or effect other distributions.

In the United States, the “SAFE Banking Act” has been put forth which would grant banks and other financial institutions immunity from federal criminal prosecution for servicing marijuana-related businesses if the underlying marijuana business follows State law. The SAFE Banking Act has been adopted by the House of Representatives multiple times since its initial introduction. Furthermore, the House of Representatives has passed other pieces of legislation key to marijuana reforms, such as the Marijuana Opportunity Reinvestment and Expungement (MORE) Act. The MORE Act would remove marijuana from the CSA and eliminate criminal penalties for individuals who manufacture, distribute or possess marijuana. While there is strong support in the public and within Congress for legislation such as the Safe Banking Act and the MORE Act, there can be no assurance that any such legislation will be adopted by both the House of Representatives and Senate. In both Canada and the United States, transactions involving banks and other financial institutions are both difficult and unpredictable under the current legal and regulatory landscape. Legislative changes could help to reduce or eliminate these challenges for companies in the cannabis space and would improve the efficiency of both significant and minor financial transactions.

Tax Concerns

An additional challenge for marijuana-related businesses is that the provisions of Internal Revenue Code Section 280E are being applied by the IRS to businesses operating in the medical and adult-use marijuana industry. Section 280E prohibits marijuana businesses from deducting their ordinary and necessary business expenses, forcing them to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a marijuana business depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be. Furthermore, although the IRS issued a clarification allowing the deduction of cost of goods sold, the scope of such eligible cost items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be capitalized as part of inventory cost basis and deducted as part of cost of goods sold, or otherwise deducted from gross profit, in determining taxable income.

The 2018 Farm Bill

CBD is a non-psychoactive chemical found in cannabis and is often derived from hemp, which contains, at most, only trace amounts of THC. On December 20, 2018, the Agriculture Improvement Act of 2018 (popularly known as the 2018 Farm Bill) was signed into law. Until the 2018 Farm Bill became law, hemp fell within the definition of “marijuana” under the CSA and the DEA classified hemp as a Schedule I controlled substance because hemp is part of the cannabis plant.

The 2018 Farm Bill defines hemp as the plant Cannabis sativa L. and any part of the plant with a delta-9 THC concentration of not more than 0.3% by dry weight and removes hemp from the CSA. The 2018 Farm Bill requires the U.S. Department of Agriculture, or USDA, to, among other things: (1) evaluate and approve regulatory plans approved by individual states for the cultivation and production of industrial hemp, and (2) promulgate regulations and guidelines to establish and administer a program for the cultivation and production of hemp in the U.S. The regulations promulgated by the USDA will be in lieu of those States not adopting State-specific hemp regulations. Hemp and products derived from it, such as CBD, may then be sold into commerce and transported across State lines provided that the hemp from which any product is derived was cultivated under a license issued by an authorized state program approved by the USDA and otherwise meets the definition of hemp. The 2018 Farm Bill also explicitly preserved the authority of the FDA to regulate hemp-derived products under the U.S. Food, Drug and Cosmetic Act. Many have expected that the FDA will promulgate its own rules for the regulation of hemp-derived products. Notwithstanding the anticipated FDA rules, on October 29, 2019, the USDA published its proposed rules for the regulation of hemp, (referred to herein as the “USDA Rule”). The USDA Rule will go into effect immediately upon the conclusion of the public comment period and publication in the federal register by the USDA. The USDA Rule, among other things, sets minimum standards for the cultivation and production of hemp, as well as requirements for laboratory testing of hemp.

State Level Overview and Compliance Summary

In the United States, cannabis is largely regulated at the State level. Although California authorizes medical and adult-use marijuana production and distribution by licensed entities, and numerous other states have legalized marijuana in some form, under U.S. federal law, the possession, use, cultivation, and transfer of marijuana and any related drug paraphernalia remains illegal, and any such acts are criminal acts under U.S. federal law. Although we believe that our business activities are compliant with applicable State and local laws, strict compliance with State and local laws with respect to marijuana may neither absolve us of liability under U.S. federal law, nor provide a defense to any federal proceeding which may be brought against us. Any such proceedings brought against us may result in a material adverse effect on our business.

California Regulatory Landscape

In 1996, California was the first State to legalize medical marijuana through Proposition 215, the Compassionate Use Act of 1996. This provided an affirmative defense for defendants charged with the use, possession and cultivation of medical marijuana by patients with a physician recommendation for treatment of cancer, anorexia, AIDS, chronic pain, spasticity, glaucoma, arthritis, migraine, or any other illness for which marijuana provides relief. In 2003, Senate Bill 420 was signed into law, decriminalizing the use, possession, and collective cultivation of medical marijuana, and establishing an optional identification card system for medical marijuana patients.

In September 2015, the California legislature passed three bills collectively known as the “Medical Marijuana Regulation and Safety Act,” or MCRSA. The MCRSA established a licensing and regulatory framework for medical marijuana businesses in California. The system created testing laboratories and distributors. Edible infused product manufacturers would require either volatile solvent or non-volatile solvent manufacturing licenses depending on their specific extraction methodology. Multiple agencies would oversee different aspects of the program and businesses would require a State license and local approval to operate. However, in November 2016, voters in California overwhelmingly passed Proposition 64, the “Adult Use of Marijuana Act,” or AUMA, creating an adult-use marijuana program for adult-use 21 years of age or older. In June 2017, the California State Legislature passed Senate Bill No. 94, known as Medicinal and Adult-Use Marijuana Regulation and Safety Act, or MAUCRSA, which amalgamated MCRSA and AUMA to provide a set of regulations to govern the medical and adult-use licensing regime for marijuana businesses in the State of California. MAUCRSA went into effect on January 1, 2018. In 2021, the three primary licensing agencies that regulated marijuana at the state level were the Bureau of Cannabis Control, or BCC, California Department of Food and Agriculture, or CDFA, and the California Department of Public Health, or CDPH.

On January 10, 2020, the three cannabis licensing agencies announced that California Governor Gavin Newsom’s budget proposal for cannabis industry regulation and taxation included plans to consolidate the three licensing entities into a single Department of Cannabis Control by July 2021. With the passage of AB 141 on July 12, 2021, the California Licensing Agencies were consolidated into the Department of Cannabis Control (“DCC”).  On September 8, 2021, the DCC announced proposed emergency regulations to move all cannabis regulations into Title 4 of the California Code of Regulations, with a stated goal of consolidating and improving the regulations. The proposed emergency regulations were in the review and comment period which closed on September 20, 2021.

One of the central features of MAUCRSA is known as “local control.” In order to legally operate a medical or adult-use marijuana business in California, an operator must have both a local and State license. This requires license-holders to operate in cities or counties with marijuana licensing programs. Cities and counties in California are allowed to determine the number of licenses they will issue to marijuana operators, or, alternatively, can choose to ban marijuana licenses.

Licenses

Once an operator obtains local approval, the operator must obtain State licenses before conducting any commercial marijuana activity. There are multiple license categories that cover all commercial activity. Lowell Farms and its subsidiaries are licensed to operate Medical and Adult-Use Manufacturing, Nursery, Cultivation, Processing and Distribution facilities under applicable California and local jurisdictional law. Lowell Farms’ licenses permit it to possess, cultivate, process, manufacture and wholesale medical and adult-use cannabis and cannabis goods in the State of California pursuant to the terms of the various licenses issued by the Department of Cannabis Control. The licenses are independently issued for each approved activity for use at the Lowell Farms facilities in California.

The following licenses are held by the Company:

Agency	License	City/County	Type of License
CDFA	CCL18-0003496	Monterey County	Nursery
CDFA	CCL18-0003514	Monterey County	Processor
CDFA	CCL-21-0004259 – CCL-21-0004262	Monterey County	Cultivation: Small Mixed-Light Tier 2
CDFA	CCL 18-0001803 and 1804, CCL18-0003497 – CCL 18-0003503	Monterey County	Cultivation: Small Mixed-Light Tier 2
BCC	C11 0000816 LIC	City of Salinas	Distributor Provisional (Salinas)
BCC	C11 0000685	City of Los Angeles	Distributor Provisional (Los Angeles)
CDPH	CDPH-10002196	City of Salinas	Manufacturing Type 7: Volatile Extraction

The following license is held by 20800 Spence Road LLC, a wholly owned subsidiary of Lowell SR LLC:

Agency	License	City/County	Type of License
CDFA	CCL20-0002424	Monterey County	Processor

California State and local licenses, including for the City of Los Angeles, are renewed annually. Each year, licensees are required to submit a renewal application per published guidelines. While renewals are annual, there is no limit on the number of permitted annual renewals. To renew a City of Los Angeles license with the Department of Cannabis Regulation, DCR, a renewal application and renewal fee are required to be paid by the licensee no earlier than 120 calendar days before the expiration of the license, and no later than 60 calendar days before the expiration of the license. At the time of a license renewal application, a licensee must include updated annual licensing documents. As part of the renewal process, the DCR may require modification to the licensee’s security plan. To renew a license, a licensee must be in good standing as required by the DCR and shall not be delinquent on any City tax or fee.

In respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, Lowell Farms would expect to receive the applicable renewed license in the ordinary course of business. While Lowell Farms’ compliance controls have been developed to mitigate the risk of any material violations of a license arising, there is no assurance that Lowell Farms’ licenses will be renewed in the future in a timely manner. Any unexpected delays or costs associated with the licensing renewal process could impede the ongoing or planned operations of Lowell Farms and have a material adverse effect on Lowell Farms’ business, financial condition, results of operations or prospects.

California License and Regulations

The Adult-Use and Medicinal Cultivation licenses that have been granted to Lowell Farms permit cannabis cultivation activity, which means any activity involving the planting, growing, harvesting, drying, curing, grading or trimming of cannabis. Such licenses further permit the production of a limited number of non-manufactured cannabis products and the sales of cannabis to certain licensed entities within the State of California for resale or manufacturing purposes.

Lowell Farms’ Adult-Use and Medicinal Manufacturing licenses permit Lowell Farms to extract concentrated cannabis, THC, CBD and other cannabis extracts from cannabis plants, then convert them to cannabis concentrates, edibles, balms, beverages, vapes and a variety of other consumer goods. Lowell Farms also packages and labels these goods, including processed flower (the smokable part of the cannabis plant) for wholesale delivery.

The Adult-Use and Medicinal Distribution licenses permit Lowell Farms to complete cannabis related distribution activity which means the procurement, sale, and transportation of cannabis and cannabis products between licensed entities. Distribution activity is permissible to and from certain Lowell Farms and non-Lowell Farms licensees.

In the State of California, only cannabis that is grown in California can be sold in the state. Although California is not a vertically integrated system, Lowell Farms is vertically integrated and has the capabilities to cultivate, harvest, manufacture and wholesale cannabis and cannabis products to licensed retail dispensaries. Under manufacturing, distribution and cultivation licenses, the State of California also allows Lowell Farms to make a wholesale purchase of cannabis from, or a distribution of cannabis and cannabis product to, another licensed entity within the state.

California – Local Licensure, Zoning and Land Use Requirements

To obtain a State license, cannabis operators must first obtain local authorization, which is a prerequisite to obtaining State licensure. California’s DCC requires confirmation from the applicable locality that an applicant is in compliance with local requirements and has either been granted authorization to, upon State licensure, continue previous cannabis activities or commence cannabis operations. One of the basic aspects of obtaining local authorization is compliance with all local zoning and land use requirements. Local governments are permitted to prohibit or otherwise regulate the types and number of cannabis businesses allowed in their locality. Some localities have limited the number of authorizations an entity may hold in total or for various types of cannabis activity. Others have tiered the authorization process, granting the initial rounds of local authorization to applicants that previously conducted cannabis activity pursuant to the CUA or those that meet the locality’s definition of social equity.

California – Record-Keeping and Continuous Reporting Requirements

California’s State license application process additionally requires comprehensive criminal history, regulatory history and personal disclosures for all beneficial owners. Any criminal convictions or civil penalties or judgments occurring after licensure must promptly be reported to the regulatory agency from which the licensee holds a license. State licenses must be renewed annually. Disclosure requirements for local authorization may vary, but generally tend to mirror the State’s requirements.

Licensees must also keep detailed records pertaining to various aspects of the business for up to 7 years. Such records must be easily accessible by the regulatory agency from which the licensee holds a license. Additionally, licensees must record all business transactions, which must be uploaded to METRC, the statewide traceability system. Lowell Farms is in compliance in all material respects with these record-keeping and disclosure requirements.

Storage and Security

To ensure the safety and security of cannabis business premises and to maintain adequate controls against the diversion, theft, and loss of cannabis or cannabis products, Lowell Farms is required to do the following:

o	maintain fully operational security alarm systems;

o	contract for state-certified security guard services;

o	maintain video surveillance systems that records continuously 24 hours a day and maintains those recordings for at least 90 days;

o	ensure that the facility’s outdoor premises have sufficient lighting;

o	store cannabis and cannabis product only in areas per the premises diagram submitted to the State of California during the licensing process;

o	store all cannabis and cannabis products in a secured, locked room or a vault;

o	report to local law enforcement within 24 hours after being notified or becoming aware of the theft, diversion, or loss of cannabis; and

o

ensure the safe transport of cannabis and cannabis products between licensed facilities, maintain a delivery manifest in any vehicle transporting cannabis and cannabis products. Only vehicles registered with the DCC, that meet DCC distribution requirements, are to be used to transport cannabis and cannabis products.

Marijuana Taxes in California

Several types of taxes are imposed in California for adult use sale. For 2020 and 2021, cultivators had the choice of being taxed at $9.65, per dry-weight ounce of cannabis flowers or $1.35 per ounce of wet-weight plants. Further, cultivators were required to pay $2.87 per ounce for cannabis leaves. Effective January 1, 2022, taxes increased to $10.08 per dry-weight ounce of cannabis flowers or $1.41 per ounce of wet-weight plants and cultivators are required to pay $3.00 per ounce for cannabis leaves, representing an increase of 3.2% - 4.5%. California also imposes an excise tax of 15%. Cities and counties apply their sales tax along with the state’s excise and many cities and counties have also authorized the imposition of special cannabis business taxes which can range from 2% to 10% of gross receipts of the business.

The Company has retained legal counsel and/or other advisors in connection with California’s marijuana regulatory program. The Company has developed standard operating procedures for licenses that are operational.

California – Operating Procedure Requirements

License applicants must submit standard operating procedures describing how the operator will, among other requirements, secure the facility, manage inventory, comply with the State’s seed-to-sale tracking requirements, dispense cannabis, and handle waste, as applicable to the license sought. Once the standard operating procedures are determined compliant and approved by the applicable State regulatory agency, the licensee is required to abide by the processes described and seek regulatory agency approval before any changes to such procedures may be made. Licensees are additionally required to train their employees on compliant operations and are only permitted to transact with other legal and licensed businesses.

Lowell Farms complies with these operational and training requirements by systematically training employees in various aspects of regulatory requirements, ensuring that operational and business practices are aligned with regulatory requirements, and by conducting internal audits to ensure compliance and identify areas for further training.

California – Site-Visits & Inspections

As a condition of State licensure, operators must consent to random and unannounced inspections of the commercial cannabis facility as well as the facility’s books and records to monitor and enforce compliance with State law. Many localities have also enacted similar standards for inspections, and the State of California has already commenced site-visits and compliance inspections for operators who have received State temporary or annual licensure.

California – Compliance Procedures

Lowell Farms utilizes MAX ERP, an integrated enterprise compliance platform, which integrates Lowell Farms’ inventory management program and standard operating procedures with the software’s compliance and quality features to facilitate compliance with State and local requirements. MAX ERP features include a compliance software solution that offers lot and batch control, recall management, document control and quality analysis. Additionally, Lowell Farms utilizes standard operating procedure building tools to facilitate the implementation and maintenance of compliant operations and tracks all required licensing maintenance criteria.

City of Los Angeles – Compliance Procedures

Following submission of a pre-application request and once compliance with the business premises location is completed, including all zoning requirements and sensitive use restrictions, the City of Los Angeles DCR will request and review attestations from primary personnel and owner(s) associated with the application. Following such review, the DCR will issue a determination of eligibility/ineligibility for further processing. A determination of eligibility is based on, among other things, an initial inspection and environmental clearance. Following a determination of eligibility, the DCR reviews the application for completeness, including the status of state licenses and verification of local compliance under way with the state agencies. Following temporary approval, applicants may apply for an annual license.

Continued compliance includes ongoing, unannounced inspections, investigations and audits conducted by the employees or agents of the Los Angeles County Department of Public Health or the following City departments: the DCR, the Department of Building and Safety, the Department of City Planning, the Police Department, the Fire Department and the Office of Finance. Inspections may include an examination of employee practice; cannabis safety; proper storage; equipment/utensils; facility; plumbing fixtures; sign/license requirements; record keeping; compliance and enforcement; and requirements for manufacturing.

Lowell Farms has developed a robust compliance program designed to ensure operational and regulatory requirements continue to be satisfied, and has retained outside counsel to monitor its compliance with U.S. State and local law on an ongoing basis. Lowell Farms will continue to work closely with its legal counsel to develop and improve its internal compliance program and will defer to their legal opinions and risk mitigation guidance regarding California’s complex regulatory framework. The internal compliance program requires continued monitoring by managers and executives of Lowell Farms to ensure all operations conform to and comply with required laws, regulations and legally compliant standard operating procedures.

ITEM 1A. Risk Factors

Risks Related to Our Business and Industry

We Have Limited Access to Capital

The Company’s access to capital is and may continue to be extremely limited, as a consequence of the development stage nature of the Company’s business, the Company’s recent operating results, the Company’s business focus on the cultivation, processing and distribution of cannabis products in violation of the CSA, and the dynamics of the capital markets.  This inhibits the ability of the Company to fund operations and investments in growth initiatives. The Company’s financial results, financial condition, business and prospects are and may continue to be materially adversely affected by its limited access capital. The Company’s inability to access capital required to operate and grow the Company’s business may result in the inability of the Company to meet its obligations to third parties.  In addition, the Company’s Convertible Debentures in the principal amount of $15.5 million mature on October 10, 2023, and there is no assurance that the Company will be able to secure financing to repay the maturing Convertible Debentures or extend the maturity thereof. The inability of the Company to secure additional financing or to refinance or to secure an extension of existing obligations of the Company could lead to the inability of the Company to meet its obligations to third parties and the insolvency of the Company.

Dependency on California Bulk Market Prices

The Company derives a significant portion of its revenues and margin from the bulk sale of cannabis that it cultivates in the State of California and the Company’s business overall is substantially affected by the prices for bulk sales of cannabis in California.  In 2021, the prices of bulk cannabis sales in California deteriorated substantially and at times fell below the Company’s marginal cost of cultivating cannabis.  In the absence of raising external capital, a prolonged continuation of these market conditions may impede the Company’s ability to fund ongoing operations and to meet its financial obligations to third parties, which in turn could lead to the insolvency of the Company.

Cannabis Continues to be a Controlled Substance under the Controlled Substance Act ("CSA") and is Illegal Under United States federal law.

The Company is engaged directly in the medical and adult-use cannabis industry. Excluding brand licensing revenues, the Company derives all of its revenues from the State of California and conducts its activities in accordance with applicable state and local laws. Even though the Company’s cannabis-related activities are compliant with applicable state and local law, such activities remain illegal under U.S. federal law.

In the United States, cannabis is extensively regulated at the state level. The majority of states, as well as the District of Columbia and multiple U.S. territories have legalized medical cannabis in some form. Of these States, 18 States, including California, have legalized cannabis for adult use. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the CSA and as such, the cultivation, manufacture, distribution, sale and possession of cannabis violates federal law. Although the Company believes its business is compliant with applicable state and local law, strict compliance with state and local laws with respect to cannabis may not absolve the Company of liability under federal law, nor may it provide a defense to any federal proceeding which be brought against the Company. Any such proceedings brought against the Company may result in a material adverse effect on the Company.

Since the cultivation, manufacture, distribution, sale and possession of cannabis is illegal under federal law, the Company may be deemed to be aiding and abetting illegal activities. Under these circumstances, U.S. law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against the Company, including, but not limited to, a claim regarding the possession and sale of cannabis, and/or aiding and abetting another’s criminal activities. The federal law provides that anyone who “commits an offense or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” As a result, the Department of Justice ("DOJ") could allege that Lowell Farms has “aided and abetted” violations of federal law by providing financing and services to its subsidiaries. Under these circumstances, a federal prosecutor could seek to seize the assets of the Company, and to recover any “illicit profits” previously distributed as of such time to shareholders resulting from any of the foregoing. In these circumstances, the Company’s operations would cease, shareholders could lose their entire investment and directors, officers and/or shareholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison. Such potential criminal liability of our shareholders could arise solely by virtue of their activities as shareholders. Such an action would result in a material adverse effect on the Company.

The CBP enforces the laws of the United States. Crossing the border while in violation of the CSA and other related federal laws may result in denied admission, seizures, fines and apprehension. CBP officers administer the Immigration and Nationality Act to determine the admissibility of travelers, who are non-U.S. citizens, into the United States. An investment in the Company, if it became known to CBP, could have an impact on a shareholder’s admissibility into the United States and could lead to a lifetime ban on admission.

Enforcement of U.S. Federal Law Could Damage the Company’s Operations and Financial Position.

Since 2014, the United States Congress has passed appropriations bills that have included the Rohrabacher-Blumenauer Amendment. For now, the Rohrabacher-Blumenauer Amendment, as discussed above, is the only statutory restraint on enforcement of federal cannabis laws. Courts in the U.S. have construed these appropriations bills to prevent the federal government from prosecuting individuals or businesses when those individuals or businesses operate in strict compliance with state and local medical cannabis regulations; however, this legislation only covers medical cannabis, not adult-use cannabis, and has historically been passed as an amendment to omnibus appropriations bills, which by  their nature expire at the end of a fiscal year or other defined term.

The Rohrabacher-Blumenauer Amendment may or may not be included in future omnibus appropriations packages or continuing budget resolutions, and its inclusion or non-inclusion, as applicable, is subject to political changes. Because this conduct continues to violate federal law, U.S. courts have observed that should the Congress at any time choose to appropriate funds to fully prosecute the CSA, any individual or business - even those that have fully complied with State law - could be prosecuted for violations of federal law and if the Congress restores such funding, the federal government will have the authority to prosecute individuals and businesses for violations of the law while it lacked funding, to the extent of the CSA’s five-year statute of limitations applicable to non-capital CSA violations. The Company may be irreparably harmed by any change in enforcement policies by the federal or applicable state governments, which could have a material adverse effect on the Company’s business, revenues, operating results and financial condition as well as the Company’s reputation.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on the Company, including its reputation and ability to conduct business, its holding (directly or indirectly) of cannabis licenses in California, the listing of its securities on any stock exchange, its financial position, operating results, profitability or liquidity or the market price of its shares. In addition, it will be difficult for the Company to estimate the time or resources that would be needed in connection with the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

As a result of the conflicting views between states and the federal government regarding cannabis, investments in cannabis businesses in the U.S. are subject to inconsistent legislation and regulation. The response to this inconsistency was addressed in the Cole Memorandum, acknowledging that notwithstanding the designation of cannabis as a controlled substance at the federal level in the United States, several U.S. states had enacted laws relating to cannabis for medical purposes. The Cole Memorandum outlined certain enforcement priorities for the DOJ relating to the prosecution of cannabis offenses. In particular, the Cole Memorandum noted that in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, manufacturing, distribution, sale and possession of cannabis, conduct in compliance with those laws and regulations is less likely to be a priority at the federal level. Notably, however, the DOJ did not provide specific guidelines for what regulatory and enforcement systems it deemed sufficient under the Cole Memorandum standard.

In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the DOJ should be focused on addressing only the most significant threats. States where cannabis had been legalized were not characterized as a high priority. In March 2017, the then newly appointed Attorney General Jeff Sessions again noted limited federal resources and acknowledged that much of the Cole Memorandum had merit; however, he disagreed that it had been implemented effectively. Accordingly, on January 4, 2018, Attorney General Sessions issued the Sessions Memorandum, which rescinded the Cole Memorandum on the basis that the direction provided therein was unnecessary, given the well-established principles governing federal prosecution that are already in place. Those principals are included in chapter 9-27-000 of the United States Attorneys’ Manual and require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution and the cumulative impact of particular crimes on the community. Due to the ambiguity of the Sessions Memorandum and the lack of clarity provided by the DOJ since then, there can be no assurance that the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with State law.

The effect of the rescission of the Cole Memorandum remains to be seen. Currently, federal prosecutors are free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and resultantly it is uncertain how active federal prosecutors will be in relation to such activities. While some U.S. Attorneys expressed support for the rescission of the Cole Memorandum, numerous government officials, legislators and federal prosecutors in states with medical and adult-use cannabis statutes announced their intention to continue the Cole Memorandum-era status quo.

The impact that this lack of uniformity between state and federal authorities could have on individual state cannabis markets and the businesses that operate within them is unclear, and the enforcement of relevant federal laws is a significant risk. Potential federal prosecutions could involve significant restrictions being imposed upon the Company or third parties, while diverting the attention of key executives. Such proceedings could have a material adverse effect on the Company’s business, revenues, operating results and financial condition, as well as the Company’s reputation and prospects, even if such proceedings were concluded successfully in favor of the Company. Such proceedings could involve the prosecution of key executives of the Company or the seizure of corporate assets.

With each new administration at the U.S. federal level, it is possible that additional changes (whether positive or negative) could occur. There can be no assurance as to the position any new administration may take on marijuana and a new administration could decide to take a stronger approach to the enforcement of federal laws. Any enforcement of current federal laws could cause significant damage to the Company’s operations and financial position. Further, future presidential administrations may want to treat marijuana differently and potentially enforce the federal laws more aggressively.

Federal and State Forfeiture Laws Could Result in Seizure of our Assets.

As an entity that conducts business in the cannabis industry, the Company is subject to U. S. federal and state forfeiture laws (criminal and civil) that permit the government to seize the proceeds of criminal activity. Civil forfeiture laws could provide an alternative for the federal government or any state (or local police force) that wants to discourage residents from conducting transactions with cannabis related businesses but believes criminal liability is too difficult to prosecute. Also, an individual can be required to forfeit property considered to be the proceeds of a crime even if the individual is not convicted of the crime, and the standard of proof in a civil forfeiture matter is lower than the standard in a criminal matter. Shareholders of the Company located in jurisdictions where cannabis remains illegal may be at risk of prosecution under federal and/or state conspiracy, aiding and abetting, and money laundering statutes, and be at further risk of losing their investments or proceeds under forfeiture statutes. Many states remain fully able to take action to prevent the proceeds of cannabis businesses from entering their state. Because state legalization is relatively new, it remains to be seen whether these states would take such action and whether a court would approve it. Current and prospective securityholders of the Company or any entity related thereto should be aware of these potentially relevant federal and state laws in considering whether to remain invested or invest in the Company or any entity related thereto.

Future Research may Lead to Findings that Vaporizers, Electronic Cigarettes and Related Products are not Safe for Their Intended Use.

Vaporizers, electronic cigarettes and related products were recently developed and therefore the scientific or medical communities have had a limited period of time to study the long-term health effects of their use. Currently, there is limited scientific or medical data on the safety of such products for their intended use and the medical community is still studying the health effects of the use of such products, including the long-term health effects. If the scientific or medical community were to determine conclusively that use of any or all of these products pose long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation, reputational harm and significant regulation. Loss of demand for our product, product liability claims and increased regulation stemming from unfavorable scientific studies on cannabis vaporizer products could have a material adverse effect on our business, results of operations and financial condition.

Anti-Money Laundering Laws and Regulations May Limit Access to Traditional Banking Funds and Services.

The Company is subject to a variety of laws and regulations in the U.S. and Canada that involve money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), the U.S. Anti-Money Laundering Laws, 18 U.S.C. §§ 1956, 1957, the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended and the rules and regulations promulgated thereunder, the Criminal Code (Canada) and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S. and Canada. Further, under federal law, banks or other financial institutions often refuse to provide a checking account, debit or credit card, small business loan, or any banking services that could be found guilty of money-laundering, aiding and abetting or conspiracy to businesses involved in the cannabis industry due to the present state of the laws and regulations governing financial institutions in the U.S. The lack of banking and financial services presents unique and significant challenges to businesses in the U.S. cannabis industry. While Lowell Farms has maintained bank accounts, the loss of such accounts and the potential lack of a secure place in which to deposit and store cash, the inability to pay creditors through the issuance of checks and the inability to secure traditional forms of operational financing, such as lines of credit, are some of the many challenges presented to U.S. cannabis companies, and which could conceivably impact the Company, by the unavailability of traditional banking and financial services.

Despite these laws, FinCEN issued the FinCEN Guidance in 2014, which as described above, outlines the pathways for financial institutions to bank state sanctioned cannabis businesses in compliance with federal enforcement priorities. The FinCEN Guidance echoed the enforcement priorities of the Cole Memorandum. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories - cannabis limited, cannabis priority, and cannabis terminated - based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively.

The FinCEN Guidance states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. It refers to supplementary guidance included in the Cole Memorandum. The revocation of the Cole Memorandum has not yet affected the status of the FinCEN Guidance, nor has the United States Department of the Treasury given any indication that it intends to rescind the FinCEN Guidance itself. Although the FinCEN Guidance remains intact, it is unclear whether the current administration or future administrations will continue to follow the guidelines of the FinCEN Guidance. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the DOJ’s prosecuting banks and financial institutions for crimes that were not previously prosecuted.

In the event that any of the Company’s operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of a crime under one or more of the statutes noted above or any other applicable legislation. Apart from the consequences of any prosecution in connection with such violation, among other things, this could restrict or otherwise jeopardize the Company’s ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada.

Restricted Access to Banking Services Could Make Operating our Business and Maintaining our Finances Difficult.

The FinCEN Guidance, as further described above, remains effective to this day, in spite of the fact that the Cole Memorandum was rescinded and replaced by the Sessions Memorandum. The FinCEN Guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators, though. Thus, most banks and other financial institutions in the U.S. do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the current or future federal administrations. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, the Company may have limited or no access to banking or other financial services in the U.S. The inability or limitation in the Company’s ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for the Company to operate and conduct its business as planned or to operate efficiently.

Heightened Scrutiny by Securities Regulatory Authorities in the United States and Canada May Impact Investors’ Ability to Transact in the Company’s Securities.

The Company’s existing operations in the United States, and any future operations or investments, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in the United States and/or Canada. As a result, the Company may be subject to significant direct and indirect interaction with public officials. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law or otherwise be adopted, and there can be no assurance that heightened scrutiny will not in turn lead to the imposition of certain restrictions on the Company’s ability to operate or invest in the United States or any other jurisdiction, in addition to those described herein.

The Company’s operations in the United States cannabis market may become the subject of heightened scrutiny by regulators, stock exchanges, clearing agencies and other authorities in Canada. It has been reported by certain publications in Canada that the Canadian Depository for Securities Limited is considering a policy shift that would see its subsidiary, CDS Clearing and Depository Services Inc. (“CDS”), refuse to settle trades for cannabis issuers that have investments in the United States. CDS is Canada’s central securities depository, clearing and settlement hub settling trades in the Canadian equity, fixed income and money markets. CDS or its parent company has not issued any public statement with regard to these reports. On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, CDS signed the CDS Memorandum of Understanding (“MOU”) with The Aequitas NEO Exchange Inc., the CSE, the Toronto Stock Exchange, and the TSX Venture Exchange. The MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules and procedures and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the United States. The MOU confirms, with respect to the clearing of listed securities, that CDS relies on the exchanges to review the conduct of listed issuers. As a result, there currently is no CDS ban on the clearing of securities of issuers with cannabis -related activities in the United States. However, if CDS were to proceed in the manner suggested by these publications, and apply such a ban on the clearing of securities of the Company, it would have a material adverse effect on the ability of the Company’s shareholders to effect trades of shares through the facilities of a stock exchange in Canada, as a result of which such shares could become highly illiquid.

The Depositary Trust Company (“DTC”) is the primary depository for securities in the United States. Several major U.S. securities clearing companies that provide clearance, custody and settlement services in the United States terminated providing clearance services to issuers in the cannabis industry, including those that operate entirely outside the United States, in response to the Sessions Memo. As a result of these decisions, U.S. securityholders may experience difficulties depositing securities of cannabis companies in the DTC system or reselling their securities in open market transactions, including transactions facilitated through the CSE. Many larger U.S. broker-dealers own U.S. securities companies that self-clear transactions. However, some U.S. brokerages have adopted policies precluding their clients from trading securities of cannabis issuers.

Changes in State or Federal Political/or Regulatory Climate Could Impact the Company’s Business.

The success of the Company’s business strategy depends on the legality of the cannabis industry in the states in which the Company operates, and the lack of federal enforcement of its laws that make cannabis businesses illegal. The political environment surrounding the cannabis industry in general can be volatile and the statutory and regulatory framework remains in flux. Despite widespread state legalization, the risk remains that a shift in the regulatory or political realm could occur and have a drastic impact on the industry as a whole, adversely impacting the Company’s business, results of operations, financial condition or prospects.

Delays in enactment of or changes in new state regulations, or changes in federal laws or enforcement priorities, could restrict the Company’s ability to reach strategic growth targets and lower return on investor capital. The strategic growth strategy of the Company will be reliant upon state regulations being implemented to facilitate the operation of medical and adult-use cannabis in California. If such regulations are not timely implemented, or are subsequently repealed or amended, or contain prolonged or problematic phase-in or transition periods or provisions, the Company’s ability to achieve its growth targets, and thus, the return on investor capital, could be adversely affected. The Company is unable to predict with certainty when and how the outcome of these complex regulatory and legislative proceedings will affect its business and growth.

Further, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, the Company’s business, results of operations, financial condition and prospects would be materially adversely affected. It is also important to note that local and city ordinances may strictly limit and/or restrict cannabis businesses in a manner that will make it extremely difficult or impossible to transact business that is necessary for the continued operation of the cannabis industry, including the Company. Federal actions against individuals or entities engaged in the cannabis industry or a repeal of applicable cannabis related legislation could adversely affect the Company and its business, results of operations, financial condition and prospects.

The medical and adult-use cannabis industries are in their infancy and the Company anticipates that the current California regulations will be subject to change as California’s regulation of the cannabis industry matures. The Company’s compliance program emphasizes security and inventory control to ensure strict monitoring of cannabis and other inventory from cultivation to sale or disposal. Additionally, Lowell Farms has created standard operating procedures that include descriptions and instructions for monitoring inventory at all stages of cultivation, processing, manufacturing, distribution, transportation and delivery. The Company will continue to monitor compliance on an ongoing basis in accordance with its compliance program, standard operating procedures, and any changes to applicable regulation.

Overall, the medical and adult-use cannabis industry is subject to significant regulatory change at each of the local, state and federal level. The inability of the Company to respond to the changing regulatory landscape may cause it to be unsuccessful in capturing significant market share and could otherwise harm its business, results of operations, financial condition or prospects.

Investors Could Be Disqualified from Ownership in the Company.

The Company’s business is in a highly regulated industry in which many states have enacted extensive rules for ownership of a participant company. Investors in the Company could become disqualified from having an ownership stake in the Company under relevant laws and regulations of applicable state and/or local regulators, if the applicable owner is convicted of a certain type of felony or fails to meet the requirements for owning equity in a company like Negative Public Opinion and Perception of the Cannabis Industry Could Adversely Impact Our Ability to Operate and Our Growth Strategy.

Government policy changes or public opinion may result in a significant influence over the regulation of the cannabis industry in Canada, the United States or elsewhere. The Company believes the medical and adult-use cannabis industry is highly dependent on consumer perception regarding the safety and efficacy of such cannabis. Consumer perceptions regarding legality, morality, consumption, safety, efficacy and quality of cannabis are mixed and evolving. Public opinion and support for medical and adult-use cannabis has traditionally been inconsistent and varied from jurisdiction to jurisdiction. While public opinion and support appears to be rising for legalizing medical and adult-use cannabis, it remains a controversial issue subject to differing opinions surrounding the level of legalization (for example, medical cannabis as opposed to legalization in general). A negative shift in the public’s perception of cannabis in the United States or any other applicable jurisdiction could affect future legislation or regulation. Among other things, such a shift could cause state jurisdictions to abandon initiatives or proposals to legalize medical and/or adult-use cannabis, or could result in adverse regulatory changes in California, thereby limiting the Company’s growth prospects and number of new state jurisdictions into which the Company could expand. Any inability to fully implement the Company’s expansion strategy may have a material adverse effect on its business, results of operations or prospects.

Significant Licensure Requirements and Limitations in States Where Cannabis is Legal Could Impact the Company’s Ability to Maintain its Operations.

The Company’s business is subject to a variety of laws, regulations and guidelines relating to the cultivation, manufacture, management, transportation, extraction, storage and disposal of cannabis, including laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. Achievement of the Company’s business objectives are contingent, in part, upon compliance with applicable regulatory requirements and obtaining all requisite regulatory approvals. Changes to such laws, regulations and guidelines due to matters beyond the control of the Company may cause adverse effects to the Company.

The Company will be required to obtain or renew government permits and licenses for its current and contemplated operations. Obtaining, amending or renewing the necessary governmental permits and licenses can be a time-consuming process involving numerous regulatory agencies, involving public hearings and costly undertakings on the Company’s part. The duration and success of the Company’s efforts to obtain, amend and renew permits and licenses will be contingent upon many variables not within its control, including the interpretation of applicable requirements implemented by the relevant permitting or licensing authority. The Company may not be able to obtain, amend or renew permits or licenses that are necessary to its operations. Any unexpected delays or costs associated with the permitting and licensing process could impede the ongoing or proposed operations of the Company. To the extent permits or licenses are not obtained, amended or renewed, or are subsequently suspended or revoked, the Company may be curtailed or prohibited from proceeding with its ongoing operations or planned renovation, development and commercialization activities. Such curtailment or prohibition may result in a material adverse effect on the Company’s business, financial condition, results of operations or prospects. California state licenses, and some local licenses, are renewed annually. Each year, licensees are required to submit a renewal application per guidelines published by the Department of Cannabis Control (for state licenses) or the applicable local regulatory body (for local licenses), including the DCR. While renewals are annual, there is no ultimate expiry after which no renewals are permitted. Additionally, with respect to the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner and there are no material violations noted against the applicable license, the Company would expect to receive the applicable renewed license in the ordinary course of business.

Under MAUCRSA, after January 1, 2018, only license holders are permitted to engage in commercial cannabis activities. A prerequisite to obtaining a California state license is obtaining a valid license, permit or authorization from a local municipality. The process associated with acquiring a permanent state license is onerous and there are no assurances that the Company, or any subsidiary or entity to which the Company will provide or intends to provide services, will be granted any licenses or any renewals thereof. Because there are different licenses for different types of commercial cannabis activities, even if the Company, any subsidiary and/or any such entity to which the Company will provide services or intends to provide services is granted one or more licenses, there are no assurances that they will be granted all of the licenses they will need to effectuate the Company’s business plan. Further, as part of the permitting and licensing process in California, state and local officials may conduct both random and scheduled inspections of cannabis operations. The Company is required to comply with both state laws and regulations and applicable local ordinances and codes. Compliance with both state and local laws may be burdensome and failure to do so could result in the loss of licenses, civil penalties and possibly criminal prosecution. While the compliance controls of Lowell Farms have been developed to mitigate the risk of any material violations of any license it holds arising, there is no assurance that the Company’s licenses will be renewed by each applicable regulatory authority in the future in a timely manner. Any unexpected delays or costs associated with the licensing renewal process for any of the licenses held or to be held by the Company could impede the ongoing or planned operations of the Company and have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

The Company may become involved in a number of government or agency proceedings, investigations and audits. The outcome of any regulatory or agency proceedings, investigations, audits, and other contingencies could harm the Company’s reputation, require the Company to take, or refrain from taking, actions that could harm its operations or require the Company to pay substantial amounts of money, harming its financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources or have a material adverse impact on the Company’s business, financial condition, results of operations or prospects.

Reclassification of Cannabis in the United States Could Adversely Impact the Company’s Business and Growth Strategy.

If marijuana is re-categorized as a Schedule II or lower controlled substance, the ability to conduct research on the medical benefits of cannabis would most likely be improved; however, if cannabis is re-categorized as a Schedule II or other controlled substance, and the resulting re-classification would result in the requirement for FDA approval if medical claims are made for the Company’s products such as medical cannabis, then as a result, such products may be subject to a significant degree of regulation by the FDA and United States Drug Enforcement Administration (“DEA”). In that case, the Company may be required to be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. Obtaining the necessary registrations may result in delay of the cultivation, manufacturing or distribution of the Company’s anticipated products. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Failure to maintain compliance could have a material adverse effect on the Company’s business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings. Furthermore, if the FDA, DEA, or any other regulatory authority determines that the Company’s products may have potential for abuse, it may require the Company to generate more clinical or other data than the Company currently anticipates in order to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of that product.

Service Providers May Suspend or Withdraw Services if an Adverse Change in Cannabis Regulation Occurs.

As a result of any adverse change to the approach in enforcement of United States cannabis laws, adverse regulatory or political change, additional scrutiny by regulatory authorities, adverse change in public perception in respect of the consumption of marijuana or otherwise, third party service providers to the Company could suspend or withdraw their services, which may have a material adverse effect on the Company’s business, revenues, operating results, financial condition or prospects.

Increasing Legalization of Cannabis and Rapid Growth and Consolidation in the Cannabis Industry may Further Intensify Competition.

The cannabis industry is undergoing rapid growth and substantial change, and the legal landscape for medical and recreational cannabis is rapidly changing internationally. An increasing number of jurisdictions globally are passing legislation allowing for the production and distribution of medical and/or recreational cannabis in some form or another. Entry into the cannabis market by international competitors might lower the demand for our products.

The foregoing legalization and growth trends in the cannabis industry has resulted in an increase in competitors, consolidation and formation of strategic relationships. Such acquisitions or other consolidating transactions could harm us in a number of ways, including by losing strategic partners if they are acquired by or enter into relationships with a competitor, losing customers, revenue and market share, or forcing us to expend greater resources to meet new or additional competitive threats, all of which could harm our operating results. As competitors enter the market and become increasingly sophisticated, competition in the cannabis industry may intensify and place downward pressure on retail prices for products and services, which could negatively impact profitability.

The Company May Encounter Difficulties Enforcing its Contracts in Federal and Some State Courts.

Due to the nature of the Company’s business and the fact that its contracts involve cannabis and other activities that are not legal under federal law, the Company may face difficulties in enforcing its contracts in federal and certain state courts. The inability to enforce any of the Company’s contracts could have a material adverse effect on the Company’s business, operating results, financial condition or prospects. California enacted a law that provides that notwithstanding any other law, commercial activity relating to medicinal cannabis or adult-use cannabis conducted in compliance with California law and any applicable local standards, requirements, and regulations shall be deemed to be all of the following: (1) a lawful object of a contract, (2) not contrary to, an express provision of law, any policy of express law, or good morals, and (3) not against public policy.

The Company’s articles provide that the Supreme Court of the Province of British Columbia, Canada and the appellate Courts therefrom are the sole and exclusive forum for any derivative action brought on behalf of the Company, which may limit our investors’ flexibility in selecting a forum for any future disputes.

However, the Company’s articles do not limit the ability of investors to bring direct actions outside of British Columbia, Canada, including those arising under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”). Section 27 of the Securities Act creates exclusive federal jurisdiction over actions brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Neither investors nor the Company and may waive compliance with the federal securities laws and the rules and regulations thereunder, and it is therefore uncertain whether the exclusive forum provision of our charter would be enforced by a court as to derivative claims brought under the Exchange Act or the Securities Act. Furthermore, the exclusive forum provision of the Company’s articles may increase the costs to investors in bringing claims, may discourage investors from bringing claims and may limit investors’ ability to bring claims in a judicial forum that they find favorable.

The COVID-19 Pandemic May Adversely Affect Our Business and Financial Condition.

The COVID-19 pandemic has adversely impacted commercial and economic activity and contributed to significant volatility in the equity and debt markets in the U.S. and Canada. In the early stages of the Pandemic many jurisdictions, including the State of California and local municipalities, instituted quarantines, mask mandates, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Individual businesses and industries also implemented similar precautionary measures. Those measures, created significant disruption in supply chains and economic activity which were further complicated by the identification of new strains of the virus originating in the U.S. and elsewhere. Increased vaccination rates have coincided with the rollback of certain of these precautionary measures and increased commercial activity. The Company has continuously sought to assess the potential impact of the pandemic on its financial condition and operating results, any assessment is subject to extreme uncertainty as to probability, severity and duration of the pandemic. Despite increased vaccination rates and the rollback of certain precautionary measures, the continued spread of the virus globally could result in a protracted world-wide economic downturn, the effects of which could last for some period after the pandemic is controlled and/or abated and our business, financial condition, results of operations and cash flows could be materially adversely affected. The impact of COVID-19 could have the effect of heightening many of the other risk factors described herein.

Wildfire Risks in Certain Areas of California Could Adversely Impact the Company’s Operations.

Certain areas of California, including certain areas nearby the Company’s cultivation facility in Monterey County, can be negatively impacted by wildfires. Wildfires can cause smoke and ash to pass through greenhouse vents and cause cannabis plants to fail testing. As a result, the Company will close the greenhouse vents when needed to prohibit smoke and ash from entering the greenhouses at its cultivation facility. However, closing the greenhouse vents may cause elevated temperatures within the greenhouses and as a result induced plant stress, thereby negatively affecting plant yields. Wildfires can also cause essential sunlight to be blocked out, thereby negatively affecting plant yields in another manner. Overall, such wildfires can materially disrupt the Company’s ability to harvest cannabis crops, significantly diminishing both the size and quality of the crops harvested, the Company’s supply chain, and other operations and as a result can negatively impact the Company’s business, financial position, results of operations and cash flows. Wildfires that occurred in late summer, early fall 2020 negatively impacted the Company’s business, financial position, results of operations and cash flows during the third and fourth quarters of 2020. In the fourth quarter of 2020, the Company installed automated environmental control systems within individual grow rooms at its cultivation facility. While the Company believes that the addition of such systems should mitigate future negative effects of wildfires that may occur nearby the Company’s cultivation facility, there is no guarantee that such negative effects would in fact be mitigated. The extent to which any such future wildfires or any other natural disaster impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted.  The Company experienced no adverse implications from wildfires in 2021.

The Company’s business is subject to the risks inherent in agricultural operations.

The Company’s business involves the growing of cannabis, an agricultural product. The Company’s business is subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks. Although the Company’s cultivation is substantially completed indoors under climate control, some cultivation is completed outdoors, and there can be no assurance that natural elements will not have a material adverse effect on any future production.

The Company may be adversely impacted by rising or volatile energy costs.

The Company’s cannabis growing operations consume considerable energy, which makes it vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely affect the business of the Company and our ability to operate profitably.

We are dependent on key inputs, suppliers and skilled labor and fluctuations in the cost or availability of materials we use in our products and supply chain could negatively affect our results.

The cannabis industry is dependent on a number of key inputs and their related costs, including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs, such as the raw material cost of cannabis, materials we use in our products and for the construction and development of our facilities, or natural or other disruptions to power or other utility systems, could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers, or be sourced abroad. If a sole source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner, or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Manufacturing delays or unexpected transportation delays, particularly from materials we source abroad, can also cause us to incur significantly increased costs. Any of these fluctuations may increase our cost of products and have an adverse effect on our profit margins, results of operations and financial condition. Any inability to secure required supplies and services, or to do so on appropriate terms, could have a materially adverse impact on our operations.

Our ability to compete and grow will be dependent on us having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of skilled labor, equipment, parts and components. The imposition of health mandates due to COVID-19 or any other similar event may impact our ability to retain current employees and attract new employees.

Our sales are difficult to forecast.

As a result of recent and ongoing regulatory and policy changes in the medical and adult use cannabis industries and unreliable levels of market supply, the market data available is limited and unreliable. We must rely largely on our own market research to forecast sales, as detailed forecasts are not generally obtainable from other sources in the states in which our business operates. Additionally, any market research and our projections of estimated total retail sales, demographics, demand and similar consumer research, are based on assumptions from limited and unreliable market data. A failure in the demand for our products to materialize as a result of competition, technological change or other factors could have a material adverse effect on our business, results of operations and financial condition.

Additionally, the U.S. has imposed and may impose additional quotas, duties, tariffs, retaliatory or trade protection measures or other restrictions or regulations and may adversely adjust prevailing quota, duty or tariff levels, which can affect both the materials that we use to package our products and the sale of finished products. For example, the tariffs imposed by the U.S. on materials from China are impacting materials that we import for use in packaging in the U.S. Measures to reduce the impact of tariff increases or trade restrictions, including geographical diversification of our sources of supply, adjustments in packaging design and fabrication or increased prices, could increase our costs, delay our time to market and/or decrease sales. Other governmental action related to tariffs or international trade agreements has the potential to adversely impact demand for our products and our costs, customers, suppliers and global economic conditions and cause higher volatility in financial markets. While we actively review existing and proposed measures to seek to assess the impact of them on our business, changes in tariff rates, import duties and other new or augmented trade restrictions could have a number of negative impacts on our business, including higher consumer prices and reduced demand for our products and higher input costs.

We may complete additional acquisitions, enter into new lines of business and expand into new geographic markets and businesses, each of which may result in upfront costs and additional risks and uncertainties in our businesses.

We intend, if market conditions warrant, to grow our businesses by acquiring additional businesses, expanding existing products lines, entering into new product lines and entering new geographic markets. Attempts to expand our businesses involve a number of special risks, including some or all of the following:

o	the required investment of capital and other resources;
o	the diversion of management’s attention from our existing businesses;
o	the assumption of liabilities in any acquired business;
o	the disruption of our ongoing businesses;
o	entry into markets or lines of business in which we may have limited or no experience;
o

compliance with or applicability to our businesses of regulations and laws, including, in particular, regulations and laws in new states and localities, and a lack of experience in interacting with the regulatory authorities responsible for enforcing these regulations and laws; and

o	increasing demands on our operational and management systems and controls.

In addition, the acquisition of additional businesses would involve some or all of the integration risks identified below. Not all of our historical acquisitions have been successful. Because we have not yet identified these potential new acquisitions, product line expansions, and expansions into new geographic markets or lines of business, we cannot identify all of the specific risks we may face and the potential adverse consequences on us and their investment that may result from any attempted acquisition or expansion.

The integration of new businesses into the Company’s historical operations may present material challenges, including, without limitation:

o	combining the leadership teams and corporate cultures of the Company and Hacienda;
o	the diversion of management’s attention from other ongoing business concerns and performance shortfalls as a result of the devotion of management’s attention to the integration of the businesses;
o	managing a larger combined business;
o	maintaining employee morale and retaining key management and other employees at the combined company;
o	retaining existing business and operational relationships, and attracting new business and operational relationships;
o	the possibility of faulty assumptions underlying expectations regarding the integration process;
o	consolidating corporate and administrative infrastructures and eliminating duplicative operations;
o	managing expense loads and maintaining currently anticipated operating margins; and
o	unanticipated issues in integrating information technology, communications and other systems.

Some of these factors are outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of potential revenues or synergies, potential cost savings, and diversion of management’s time and energy, which could materially affect our financial position, results of operations, and cash flows.

Risks Related to the Securities of the Company

Unpredictability caused by the Company’s capital structure could adversely impact the market for the Company’s securities.

Although other Canadian-listed companies have dual class or multiple voting and exchangeable share structures, given the other unique features of the capital structure of the Company, including the existence of a significant amount of redeemable equity securities that have been issued by, and are issuable pursuant to the exercise, conversion or exchange of the applicable convertible and exchangeable securities of Indus Holding Company, which equity securities are redeemable from time to time for Subordinate Voting Shares in accordance with their terms, the Company is not able to predict whether this structure will result in a lower trading price for or greater fluctuations in the trading price of the Subordinate Voting Shares or will result in adverse publicity to the Company or other adverse consequences.

Investors Could be Diluted by Future Financings.

The Company may need to raise additional financing in the future through the issuance of additional equity securities or convertible debt securities. If the Company raises additional funding by issuing additional equity securities or convertible debt securities, such financings may substantially dilute the interests of shareholders of the Company and reduce the value of their investment and the value of the Company’s securities.

The Market for Subordinate Voting Shares May be Illiquid and The Market Price of the Subordinate Voting Shares is Volatile.

There may not be an active, liquid market for the Subordinate Voting Shares. There is no guarantee that an active trading market for the Subordinate Voting Shares will be maintained on the CSE. Investors may not be able to sell their Subordinate Voting Shares quickly or at the latest market price if trading in the Subordinate Voting Shares is not active.

The market price of the Subordinate Voting Shares cannot be predicted and has been and may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond the Company’s control. This volatility may affect the ability of holders of Subordinate Voting Shares to sell their securities at an advantageous price. Market price fluctuations in the Subordinate Voting Shares may be due to the Company’s operating results failing to meet expectations of securities analysts or investors in any period, downward revision in securities analysts’ estimates, adverse changes in general market conditions or competitive, regulatory or economic trends, adverse changes in the economic performance or market valuations of companies in the industry in which the Company operates, acquisitions, dispositions, strategic partnerships, joint ventures, capital commitments or other material public announcements by the Company or its competitors or government and regulatory authorities, operating and share price performance of the companies that investors deem comparable to the Company, addition or departure of the Company’s executive officers and other key personnel, along with a variety of additional factors. These broad market fluctuations may adversely affect the market price of the Subordinate Voting Shares.

Financial markets have at times historically experienced significant price and volume fluctuations that have particularly affected the market prices of equity and convertible securities of companies and that have often been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of the Subordinate Voting Shares and any other listed securities of the Company, from time to time, may decline even if the Company’s operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil arise or continue, the Company’s operations may be adversely impacted and the trading price of the Subordinate Voting Shares and such other securities may be materially adversely affected.

Future sales of Subordinate Voting Shares in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of the Subordinate Voting Shares.

As of March 24, 2022, there were 100,288,094 Subordinate Voting Shares outstanding and the following Subordinate Voting Shares are issuable upon the conversion, redemption, or exercise of derivate securities of Lowell Farms and Indus Holding Company:

o	11,818,045 Subordinate Voting Shares are issuable upon the redemption of all of the Class B Common Shares of Indus Holding Company (“Indus Class B Common Shares”);
o

77,442,527 Subordinate Voting Shares are issuable upon the redemption of all of the Class C Common Shares of Indus Holding Company (“Indus Class C Common Shares” and, together with the Indus Class B Common Shares, “Indus Redeemable Shares”) issuable upon conversion of convertible debentures of Indus Holding Company (excluding accrued and unpaid interest) and 78,442,527 Subordinate Voting Shares are issuable upon the exercise of warrants issued in the Convertible Debenture Offering;

o	9,000,000 Subordinate Voting Shares are issuable upon the exercise of the warrants (the “PIPE Warrants”) issued by the Company in the PIPE transaction;
o

11,500,000 Subordinate Voting Shares are issuable upon the exercise of the warrants (the “December 2020 Warrants”) issued by the Company (then named Indus Holdings, Inc.) in its December 2020 Unit offering described herein (the “December 2020 Unit Offering”);

o	2,411,516 Subordinate Voting Shares are issuable upon the exercise of warrants issued by Indus Holding Company prior to the RTO to investors in debentures of Indus Holding Company;
o	1,331,052 Subordinate Voting Shares are issuable upon the exercise of compensation options held by financial advisors to the Company and/or Indus Holding Company;
o	8,993,687 Subordinate Voting Shares are issuable upon the exercise of options issued pursuant to the Company’s equity incentive plans, of which 2,644,188 shares were vested as of March 24, 2022; and
o	486,667 Subordinate Voting Shares are subject to outstanding restricted stock units issued pursuant to the Company’s equity incentive plans, none of which were vested as of March 24, 2022.

  Of our 100,288,094 outstanding Subordinate Voting Shares, 309,981 Subordinate Voting Shares issued in connection with the C Quadrant Acquisition are held in escrow and, absent offsetting claims for indemnification, will be released on June 29, 2022.

The Company has filed resale registration statements under the Securities Act covering the securities issued in the Lowell Acquisition, C Quadrant Acquisition, and PIPE transaction, and such registration statements have been declared effective. Accordingly, such securities may be resold pursuant to such registration statements, as well as any applicable exemption from registration, subject to the trading restrictions and expiration of the escrows noted above.

Future sales of Subordinate Voting Shares in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of the Subordinate Voting Shares.

The Company has experienced negative operating cash flows throughout its history and had negative operating cash flows for the years ended December 31, 2021, 2020, and 2019. Operating cash flows may decline in certain circumstances, many of which are beyond the Company’s control. As a result, the Company may need to allocate a portion of its existing working capital or a portion of the net proceeds of the Offering or any future securities issuance to fund any such negative operating cash flow in future periods.

Loss of Foreign Private Issuer Status

As of January 1, 2021, the Company ceased to meet the definition of a “foreign private issuer” set out in Rule 405 of the Securities Act. As of that date, the aggregate number of Super Voting Shares and Subordinate Voting Shares, held of record, directly or indirectly, by U.S. Residents exceeded 50% of the aggregate number of Super Voting Shares and Subordinate Voting Shares issued and outstanding. As a result of the loss of foreign private issuer status and the filing of our Form 10 that became effective on May 8, 2021, we are subject to SEC disclosure rules and other rules and regulations applicable to domestic issuers. These obligations require significant financial and management resources. We are also subject to liability under the Securities Act and the Exchange Act. Liability under these acts can lead to monetary fines, limitations on future financings and, if imposed, may impede our ability to finance our business.

Risks Related to the Support Agreement

The Company and Indus Holding Company are parties to an amended and restated support agreement dated as of April 10, 2020 (the “Support Agreement”). The purpose of the Support Agreement is to ensure that pro rata ownership of the Company’s operating subsidiaries by holders of Subordinate Voting Shares relative to holders of Indus Redeemable Shares is not diluted as Indus Class B Common Shares and Indus Class C Common Shares are redeemed for Subordinate Voting Shares or as other securities are issued by the Company. In order to avoid such dilution, the Support Agreement provides that upon any redemption of Indus Class B Common Shares or Indus Class C Common Shares for Subordinate Voting Shares, or upon any issuance of additional Subordinate Voting Share by the Company, an equivalent number of Indus Class A Common Shares will be issued to the Company by Indus Holding Company. If the Support Agreement does not operate as intended, and in particular if the Indus Class A Common Shares issued to the Company in the future are not sufficient to maintain an equivalent per share interest of the Subordinate Voting Shares and the Indus Redeemable Shares in the Company’s operating subsidiaries, the participation of holders of Subordinate Voting Shares in any dividends and liquidating distributions by such operating subsidiaries could be adversely impacted.

Risk Relating to Taxation

The Company is a tax resident of both the U.S. and Canada and is, therefore, generally subject to both U.S. and Canadian taxation, which may adversely affect its results of operations.

The Company is treated as a United States company for U.S. Federal income tax purposes under section 7874 of the Code and is subject to United States Federal income tax on its worldwide income. However, for Canadian income tax purposes, the Company is, regardless of any application of section 7874 of the Code, treated as a resident of Canada for purposes of the Income Tax Act (Canada). As a result, the Company is subject to taxation both in Canada and the United States, which could have a material adverse effect on its financial condition and results of operations.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

DESCRIPTION OF PROPERTY

Lowell Farms presently leases its facilities through its subsidiaries other than the processing facility it owns in Salinas, California. The following table sets forth information about our properties. We believe that these facilities are generally suitable to meet our needs.

Location	Square Feet	Purpose	Lease Expiration Dates
Salinas	15,000	Manufacturing	June 30, 2029 [1]
Salinas	8,000	Administrative	December 31, 2025
Salinas	20,000	Distribution and Flower Packaging	December 31, 2023 [2]
Monterey County	225,000	Cultivation	December 31, 2034 [3]
Los Angeles	10,000	Distribution	November 30, 2024
Salinas	40,000	Processing	Owned
Total square footage	318,000

_________________

1 Lowell Farms has two 4-year extension options.

2 Lowell Farms has three 2-year extension options.

3 Lowell Farms has five 5-year extension options.

CORPORATE INFORMATION

General

We are governed by the laws of British Columbia, Canada. On April 26, 2019, we completed a reverse takeover transaction (the “Business Combination” or the “RTO”) with Indus Holding Company, a Delaware corporation. On February 25, 2021, we completed the Lowell Acquisition. Effective March 1, 2021, in connection with the Lowell Acquisition, we changed our name to Lowell Farms Inc.

The Company was incorporated under the Business Corporations Act (Ontario) on October 27, 2005, under the name Zoolander Corporation and changed its name to “Mezzotin Minerals Inc.” on September 10, 2013.

Prior to the Business Combination, the Company engaged in the acquisition, exploration and development of properties prospective for rare earth metals in Zimbabwe. In October 2018, the Company sold all of its exploration property interests in Zimbabwe and had no commercial operations or operating revenues at the time of the Business Combination.

Indus Holding Company was formed as a Delaware corporation on January 2, 2015. Indus Holding Company owns all of our operating subsidiaries.

Corporate Structure

Set forth below is the organization chart of the Company, setting out all material subsidiaries of the Company and their jurisdiction of incorporation, formation or organization. Each of the subsidiaries of Indus Holding Company is wholly-owned by it. The Company is presently carrying on active business operations solely in California.

The primary purpose or main business of each entity is as follows:

•	Lowell Farms Inc. is the issuer of our shares traded on the CSE and OTCQX. Lowell Farms Inc. is a holding company and does not conduct material business activities.

•

Indus Holding Company is the owner of our principal brand intellectual property (other than the Lowell Herb Co. and Lowell Smokes brands acquired in the Lowell Acquisition) and an intermediate holding company for our operating entities.

•

Cypress Manufacturing Company conducts the majority of our cannabis operations, including cultivation, extraction, manufacturing and distribution, and holds all manufacturing and distribution licenses. Licensed activities acquired by Indus LF LLC in the Lowell Acquisition are being transitioned to Cypress Manufacturing Company.

•	Cypress Holding Company owns the majority of our equipment and is a lessee for facility and equipment leases.

•	Wellness Innovation Group Incorporated provides sales, marketing, administrative and managerial services to our other operating entities.

•	Indus LF LLC is the owner of the brands, product portfolio and assets acquired in the Lowell Acquisition.

•

Lowell SR LLC is the owner of our drying and midstream processing facility in Monterey County, located at 20800 Spence Road, and has a wholly owned subsidiary, 20800 Spence Road LLC, which holds certain permits related to the processing facility. LFS is operated under Lowell SR LLC.

The head office of the Company is located at 19 Quail Run Circle – Suite B, Salinas, California 93907 USA. The registered office of the Company is Suite 2200, HSBC Building, 885 West Georgia Street, Vancouver, BC V6C 3E8 Canada. Our website address is https://www.lowellfarms.com. No information available on or through our website shall be deemed to be incorporated into this Form 10-K.

The Business Combination

On March 29, 2019, the Company entered into a definitive agreement with Indus Holding Company and certain other parties pursuant to which the Company effected the Business Combination. The Business Combination resulted in a reverse take-over of the Company by the securityholders of Indus Holding Company.

In connection with the Business Combination:

Mezzotin created (i) the Subordinate Voting Shares as a new class of equity securities and all outstanding common shares of Mezzotin were reclassified as Subordinate Voting Shares at a ratio of one Subordinate Voting Share for every 485.3 common shares and (ii) a new class of non-participating securities of Mezzotin designated super voting shares (“Super Voting Shares”) (collectively, the “Share Terms Amendment”).

Indus Holding Company was recapitalized by an amendment and restatement of its certificate of incorporation. Pursuant to the recapitalization, the voting Class A Common Shares (“Indus Class A Common Shares “) and the non-voting Class B Common Shares (“Indus Class B Common Shares “) of Indus Holding Company were created, and all outstanding shares of stock of Indus Holding Company were reclassified as Indus Class B Common Shares on a one-for-one basis. Indus Class B Common Shares are redeemable at the option of the holder for Subordinate Voting Shares on a one-for-one basis or, at Indus Holding Company’s option, for cash.

Simultaneously, the Company subscribed for and became the sole holder of the Indus Class A Common Shares. The purchase price for the Class A Common Shares was paid from the proceeds of a subscription receipts financing conducted in connection with the Business Combination.

The Convertible Debenture Offering

Effective April 16, 2020, in connection with the completion of a private placement of convertible debentures and warrants (the “Convertible Debenture Offering”), the articles of the Company (at that time named Indus Holdings, Inc.) were amended to create a class of non-voting Class C Common Shares. The debentures issued in the Convertible Debenture Offering are convertible into Indus Class C Common Shares. The Indus Class C Common Shares are redeemable at the option of the holder for Subordinate Voting Shares on a one-for-one basis.

Name Change

Effective March 1, 2021, in connection with the Lowell Acquisition, the Company changed its name from Indus Holdings, Inc. to Lowell Farms Inc. On March 5, 2021, the Subordinate Voting Shares began trading on the CSE under the ticker symbol LOWL and the (“December 2020 Warrants”) issued by the Company (then named Indus Holdings, Inc.) in connection with the December 2020 Unit Offering began trading on the CSE under the ticker symbol LOWL.WT. Also on March 5, 2021, the Subordinate Voting Shares began trading on the OTCQX under the ticker symbol LOWLF.

ITEM 3. Legal Proceedings

LEGAL PROCEEDINGS

There are no legal proceedings material to the Company to which the Company or a subsidiary thereof is a party or of which any of their respective property is the subject matter, nor are there any such proceedings known to the Company to be contemplated, and there have been no such legal proceedings during the Company’s most recently completed financial year.

ITEM 4. Mine Safety Disclosure

Not applicable.

Part II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET PRICE AND DIVIDENDS ON COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Subordinate Voting Shares are listed for trading on the CSE under the symbol “LOWL” and the warrants are listed on the CSE under the symbol “LOWL.WT.” The Subordinate Voting Shares commenced trading on the CSE effective April 30, 2019. Our shares are also traded over-the-counter in the United States on the OTCQX under the symbol “LOWLF.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the CSE.

Period	High Trading Price C($)	Low Trading Price C($)
Q4 2021	$1.37	$0.39
Q3 2021	$1.72	$1.14
Q2 2021	$2.00	$1.13
Q1 2021	$2.73	$1.31
Q4 2020	$2.33	$1.17
Q3 2020	$1.99	$0.64
Q2 2020	$1.06	$0.295
Q1 2020	$1.15	$0.24

The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the OTCQX.

Period	High Trading Price US ($)	Low Trading Price US($)
Q4 2021	$1.10	$0.34
Q3 2021	$1.38	$0.89
Q2 2021	$1.56	$0.92
Q1 2021	$2.15	$1.01
Q4 2020	$1.78	$0.95
Q3 2020	$1.53	$0.50
Q2 2020 starting 5/7/20	$0.79	$0.29

Shareholders

We had approximately 395 shareholders of record as of March 24, 2022. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

Dividends

The Company has not paid dividends and currently intends to reinvest any future earnings to finance the development and growth of its business. As a result, the Company does not intend to pay dividends on the Subordinate Voting Shares in the foreseeable future. Any future determination to pay distributions will be at the discretion of the Board and will depend on the financial condition, business environment, operating results, capital requirements, any contractual restrictions on the payment of distributions and any other factors that the Board deems relevant. Apart from the requirement to comply with applicable corporate law in connection with the declaration of any dividend, Lowell Farms is restricted from declaring any dividends or other distributions pursuant to the terms and conditions of the purchase agreement relating to the Convertible Debenture Offering.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2021, COMPARED TO YEAR ENDED DECEMBER 31, 2020 AND THE YEAR ENDED DECEMBER 31, 2020, COMPARED TO YEAR ENDED DECEMBER 31, 2019

This management's discussion and analysis ("MD&A") of the financial condition and results of operations of the Company is for the years ended December 31, 2021, 2020 and 2019. All dollar amounts in this MD&A are expressed in thousands of United States dollars ("$" or "US$"), unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K and, in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and those discussed in other documents we file with the SEC. We undertake no obligation, and specifically disclaim any obligation, to revise or publicly release the results of any revision to these and any other forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

On June 29, 2021 we announced that we acquired real property and related assets of a first-of-its-kind cannabis drying and midstream processing facility located in Monterey County, nearby our flagship cultivation operation. The 10-acre, 40,000 square foot processing facility provides drying, bucking, trimming, sorting, grading, and packaging operations for up to 250,000 pounds of wholesale cannabis flower annually. The new facility processes nearly all the cannabis that we grow at our existing cultivation operations. Additionally, we commissioned a new business unit called Lowell Farm Services (“LFS”), which engages in fee-based processing services for regional growers from primarily the Salinas Valley area, one of the largest and fastest growing cannabis cultivation regions in the country. LFS operations became operational during the third quarter of 2021.

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

•

Lowell SR LLC is the owner of our drying and midstream processing facility located in Monterey County, located at 20800 Spence Road, and through its wholly owned subsidiary 20800 Spence Road LLC, which holds certain permits and licenses related to the processing facility. LFS is operated under Lowell SR LLC.

 The Company's corporate office and principal place of business is located at 19 Quail Run Circle, Salinas, California. As of December 31, 2021, we had 244 full-time employees and 1 part time employee, substantially all of whom are located in California. Additionally, Lowell Farms utilizes contract employees in security, cultivation, processing, packaging and warehousing activities. The use of contract employees enables Lowell Farms to manage variable staffing needs and in the case of cultivation and security personnel, access to experienced, qualified and readily available human resources.

Recent Developments

Acquisitions

On February 25, 2021, we acquired the Lowell Herb Co. and Lowell Smokes trademark brands, product portfolio and production assets from The Hacienda Group, a California limited liability company (“Hacienda”), and its subsidiaries. The acquisition is referred to in this Form 10-K as the “Lowell Acquisition.” The Lowell Acquisition expanded our product offerings by adding a highly regarded, mature line of premium branded cannabis pre-rolls, including infused pre-rolls, to our product portfolio under the Lowell Herb Co. and Lowell Smokes brands. The Lowell Acquisition also expanded our offerings of premium packaged flower, concentrates, and vape products. Upon the completion of the acquisition of certain regulatory assets in the Lowell Acquisition, we acquired certain non-hydrocarbon extraction assets used for the production of oils, water hashish, bubble hashish and rosin. The acquisition was valued at approximately $41 million, comprised of $4.1 million in cash and the issuance of 22,643,678 Subordinate Voting Shares. In connection with this acquisition, the Company changed its corporate name to Lowell Farms Inc. effective March 1, 2021.

On June 29, 2021, we acquired real property and related assets, and commissioned a cannabis drying and midstream processing facility located in Monterey County. The 10-acre, 40,000 square foot processing facility provides drying, bucking, trimming, sorting, grading, and packaging operations for up to 250,000 pounds of wholesale cannabis flower annually. The new facility processes nearly all the cannabis that we grow at our existing cultivation operations. Additionally, we commissioned a new business unit called Lowell Farm Services (“LFS”), which engages in fee-based processing services for regional growers from the Salinas Valley area. LFS operations became operational during the third quarter of 2021.

Non-GAAP Financial Measures

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

These measures are not necessarily comparable to similarly titled measures used by other companies.

The table below reconciles Net loss to Adjusted EBITDA for the periods indicated:

	Years Ended
	December 31,	December 31,
(in thousands)	2021	2020
Net loss	$(24,677)	$(21,910)
Interest expense	4,492	3,331
Provision for income taxes	213	224
Depreciation and amortization in cost of goods sold	2,336	2,830
Depreciation and amortization in operating expenses	1,313	1,082
Depreciation and amortization in other income (expense)	587	-
EBITDA(1)	(15,736)	(14,443)
Investment and currency (gains)/ losses	60	548
Goodwill impairment	357	-
Share-based compensation	1,355	2,200
Net effect of cost of goods on mark-up of acquired finished goods inventory	662	-
Transaction and other special charges	(1,103)	4,200
Adjusted EBITDA(1)	$(14,405)	$(7,495)

_____________

(1) Non-GAAP measure

RESULTS OF OPERATIONS

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 and Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenue

We derive our revenue from sales of extracts, distillates, branded and packaged cannabis flower, pre-rolls, concentrates and edible products to retail licensed dispensaries and bulk flower, biomass and concentrates to licensed manufacturers and distributors in the state of California. In addition, we distribute proprietary and several third-party brands throughout the state of California, and commencing in the quarter ended September 30, 2021, we began providing fee services for drying and processing third-party product for licensed cultivators in the State of California and as well as licensing the Lowell Smokes brand in Illinois and Massachusetts. The Company recognizes revenue upon delivery of goods to customers since at this time performance obligations are satisfied.

The Company classifies its revenues into the following major categories: Consumer Packaged Goods (“CPG”) revenue, Bulk revenue, Lowell Farm Services revenue, and Licensing revenue.

•	CPG products are primarily sales of proprietary brands of the Company.

•	Bulk product includes revenue from flower, biomass and distillates sales.

•	Lowell Farm Services revenue is related to our processing facility that provides drying, bucking, trimming, sorting, grading, and packaging services.

•	Licensing revenue includes fees from licensing the Lowell Smokes brand and sales of packaging and support services associated with non-California based activities.

Previously the Company categorized its revenues as owned, agency and distributed brands and has reclassified the prior year categorization to conform with 2021 presentation.

Revenue by Category

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020:

	Years Ended
	December 31,	December 31,
(in thousands)	2021	2020	% Change	$ Change
CPG	$33,649	$31,623	106%	$2,026
Bulk	14,455	10,995	131%	3,460
Lowell Farm Services	3,957	-	N/A	3,957
Licensing	1,662	-	N/A	1,662
Net revenue	$53,723	$42,618	126%	$11,105

CPG revenues increased as a result of acquiring the Lowell Smokes and Lowell Herb Co. brands in February 2021. Lowell brand revenues were $17.6 million and represented 52% of CPG revenues. House Weed brand sales increased $4.3 million in 2021 reflecting increased packaged flower sales and introducing new vape and concentrates offerings in the House Weed brand. Offsetting the addition of Lowell brands and increased House Weed sales in 2021 was a decline in third-party agency and distributed brand revenue from $10.7 million in 2020 to $2.7 million in 2021, a $7.3 million decline in Cypress Reserve packaged flower sales which were replaced by Lowell and House Weed flower sales, and a $3 million decline in concentrates brands Flavor and Kaizen as we reorganized our concentrates brand offerings in 2021.

Bulk sales increased in 2021 primarily reflecting increased flower yield from our cultivation as we recovered from the impact from wildfires in 2020. Flower pounds harvested increased from approximately 17,000 pounds in 2020 to over 32,000 pounds in 2021, some of which was sold as CPG packaged flower and some as bulk. Offsetting the increase in flower pounds was a significant industry-wide decline in bulk flower pricing in the second half of 2021 when prices in the third quarter of 2021 declined approximately 70% from the 2020 third quarter and prices sequentially declined approximately 40% in the fourth quarter of 2021 from the third quarter.

LFS and licensing revenues were new activities initiated in the second half of 2021, with LFS generating $3.1 million in revenue in the fourth quarter reflecting the traditional fall harvest season.

A strategic decision was made in 2021 to focus only on agency and distributed brands that realize a higher per order sales level.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019:

	Years Ended
	December 31,	December 31,
(in thousands)	2020	2019	% Change	$ Change
CPG	$31,623	$28,708	110%	$2,915
Bulk	10,995	8,337	132%	2,658
Lowell Farm Services	-	-	N/A	N/A
Licensing	-	-	N/A	N/A
Net revenue	$42,618	$37,045	115%	$5,573

CPG revenues increased primarily as a result of an increase of $2.6 million in Cypress Reserve and House Weed packaged flower, $2.1 million in Flavor concentrates revenue and $1.5 million in Kaizen concentrates sales, which was acquired in May 2019, offset by a decline in agency and distributed brand revenues.

Bulk revenues increased $2.7 million reflecting increased flower output from renovated cultivation greenhouses.

Lowell expects to focus on profitable sales growth in 2022 primarily through a full year of LFS, licensing and, to a lesser extent, Lowell brand sales which were acquired February 25, 2021. Flower capacity in 2022 is expected to increase to 35,000 - 40,000 pounds harvested compared to approximately 32,000 harvested pounds in 2021. The increased output also increases internally sourced materials for distillation and concentrate products. Revenues are also expected to increase, although at a slower pace, through improved penetration of Lowell brand pre-rolls, including new infused products, House Weed vapes and concentrates and Kaizen concentrates. LFS revenue is expected to be seasonal with nominal revenue early in the year and begin to ramp up mid-year and peak in the fourth quarter as new customers are onboarded, and third-party outdoor cultivations harvest. We expect bulk flower prices to increase modestly from the lows experienced in December 2021 and be relatively stable throughout 2022.

Cost of Sales, Gross Profit and Gross Margin

Cost of goods sold consist of direct and indirect costs of production processing and distribution, and includes amounts paid for direct labor, raw materials, packaging, operating supplies, and allocated overhead, which includes allocations of right of use asset depreciation, insurance, managerial salaries, utilities, and other expenses, such as employee training, cultivation taxes and product testing. The Company manufactures for several brands and processes for cultivators that do not have the capability, licensing or capacity to process their own products. The fees earned for these activities absorbs fixed overhead in manufacturing and generates service revenue. Our focus in 2022 is expected to be on flower, pre-rolls and concentrates, on processing owned and third party product at our recently acquired processing facility, and on increased vertical integration utilizing greater internally sourced biomass for edible and vape products. We are focusing on executing smaller, more frequent production runs to lower inventory working capital, optimize efficiencies and expedite product getting to the market faster, while continuing to decrease third party manufacturing activities.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020:

	Years Ended
	December 31,	December 31,
(in thousands)	2021	2020
Net revenue	$53,723	$42,618
Cost of goods sold	51,246	40,413
Gross profit	$2,477	$2,205
Gross margin	4.6%	5.2%

Gross margin was 4.6% and 5.2% in the years ended December 31, 2021 and 2020, respectively. The change between periods in gross profit and gross margin is primarily due to a significant industry wide reduction in bulk flower pricing of approximately 70% between periods on our approximately 50% greater amount of harvested pounds in the current year, and on start-up costs associated with the new processing facility.

We expect to realize improved gross margin in 2022 as a result of the continuing growth of retail flower and pre-roll products and concentrates from biomass produced at our cultivation facility, the anticipated increase in LFS revenues, and a full year of licensing fees from two states. We expect that bulk flower pricing will remain soft in the first half of 2022 but modestly increase from December 2021 pricing, and maintain relatively stable through the fall outdoor crop harvesting season.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019:

	Years Ended
	December 31,	December 31,
(in thousands)	2020	2019
Net revenue	$42,618	$37,045
Cost of goods sold	40,413	47,790
Gross profit (loss)	$2,205	$(10,745)
Gross margin	5.2%	-29.0%

Gross margin was 5.2% and (29.0%) in the year ended December 31, 2020 and 2019, respectively. The improvement between periods in gross profit and gross margin is primarily due to efficiencies from the $5.6 million, or 15% increase in revenue, reflecting increased cultivation output of flower and biomass which approximately doubled in 2020 compared to the prior year, on a similar cost base.

Total Operating Expenses

Total operating expenses consist primarily of costs incurred at our corporate offices; personnel costs; selling, marketing, and other professional service costs including legal and accounting; and licensing costs. Sales and marketing expenses consist of selling costs to support our customer relationships, including investments in marketing and brand activities and corporate infrastructure required to support our ongoing business. We expect marketing expenses to decline from 2021 levels while we continue to invest in the development of our proprietary brands. Selling costs as a percentage of retail revenue are expected to decrease as our business continues to grow, due to efficiencies associated with scaling the business, and reduced focus on non-core brands. We expect to incur periodic acquisition and transaction costs related to expansion efforts and to continue to invest where appropriate in the general and administrative function to support the increasing complexity of the cannabis business.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020:

	Years Ended
	December 31,	December 31,
(in thousands)	2021	2020
Total operating expenses	$23,779	$18,013

Total operating expenses increased $5.8 million for the year ended December 31, 2021, compared to the prior year, primarily as a result of our acquisition of the Lowell brands and the associated marketing support and administrative infrastructure. Operating expenses increased as a percentage of sales from 42.3% in the year ended December 31, 2020, to 44.3% in the year ended December 31, 2021. Stock based compensation expense for the year ended December 31, 2021 decreased compared to the prior year by $0.8 million. Operating expenses in 2022 are expected to be relatively flat year over year despite continuing investment in owned brand marketing and infrastructure expenditures in support of revenue increases, and operating expenses as a percentage of retail sales are expected to decline.

 Year Ended December 31, 2020 Compared to Year Ended December 31, 2019:

	Years Ended
	December 31,	December 31,
(in thousands)	2020	2019
Total operating expenses	$18,013	$34,836

Total operating expenses decreased $16.8 million for year ended December 31, 2020, compared to the prior year. Stock based compensation expense for the year ended December 31, 2020 decreased compared to the prior year by $1.2 million as restricted stock unit grants associated with the reverse takeover fully vested in 2020. Operating expenses decreased as a percentage of sales from 94.0% in the year 2019 to 42.3% in the year 2020.

Other Income (Expense)

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020:

	Years Ended
	December 31,	December 31,
(in thousands)	2021	2020
Total other expense	$(3,162)	$(5,878)

Interest expense increased $1.2 million in the year ended December 31, 2021 primarily related to mortgage interest on the new processing facility and a full year of convertible debenture interest. Other income (expense) in the year ended December 31, 2020 included a $4.4 million loss on termination of an investment and also includes insurance recoveries of $2.6 million and $1.4 million in 2021 and 2020, respectively, associated with claims filed.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019:

	Years Ended
	December 31,	December 31,
(in thousands)	2020	2019
Total other income (expense)	$(5,878)	$(4,148)

Other income (expense) in the year ended December 31, 2020 included a $4.4 million loss on termination of an investment and also includes a $1.4 million insurance recovery associated with claims filed.

Provision for Income Taxes

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020:

	Years Ended
	December 31,	December 31,
(in thousands)	2021	2020
Provision for income taxes	$213	$224
Effective Tax Rate	-0.9%	-1.0%

Provision for income taxes for the year ended December 31, 2021, is comparable to the prior year and primarily reflect state and franchise taxes due to existing net operating losses.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019:

	Years Ended
	December 31,	December 31,
(in thousands)	2020	2019
Provision for income taxes	$224	$205
Effective Tax Rate	-1.0%	-0.4%

Provision for income taxes for the year ended December 31, 2020, is comparable to the prior year and primarily reflect state and franchise taxes due to existing net operating losses.

Net Loss

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020:

	Years Ended
	December 31,	December 31,
(in thousands)	2021	2020
Net loss	$(24,677)	$(21,910)

We incurred a net loss of $24.6 million in the year ended December 31, 2021 compared to a net loss of $21.9 million in the prior year, as a result of the factors noted above.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019:

	Years Ended
	December 31,	December 31,
(in thousands)	2020	2019
Net loss	$(21,910)	$(49,934)

We incurred a net loss of $21.9 million in the year ended December 31, 2020, compared to a net loss of $49.9 million in the prior year, as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary need for liquidity is to fund the working capital requirements of our business, capital expenditures, general corporate purposes, and debt service. Our primary source of liquidity is funds generated by financing activities. Our ability to fund our operations, to make planned capital expenditures, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, and ability to obtain equity or debt financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond our control. Cash generated from ongoing operations were not sufficient to fund operations and, in particular, to fund the Company’s cultivation capital expenditures in the short-term, and growth initiatives in the long-term. The Company raised additional funds from a $16.1 million convertible debenture and warrant financing which was initially funded in April 2020 and finalized in May 2020 and $25.0 million and $18.0 million unit financings, (with each unit consisting of one Subordinate Voting Share and one-half of one warrant, each whole warrant exercisable for one Subordinate Voting Share), in December 2020 and August 2021, respectively.

As of December 31, 2021, the Company had $7.9 million of cash and cash equivalents and $21.3 million of working capital, compared to $25.8 million of cash and cash equivalents and $30.9 million of working capital as of December 31, 2020.

The Company is focused on improving its balance sheet by improving accounts receivable collections, right-sizing inventories and increasing gross profits. We have taken a number of steps to improve our cash position and to continue to fund operations and capital expenditures including:

•	Accelerated cultivation facility renovations which resulted in an increase in flower and trim output by approximately 90% in 2020 and an additional 90% in 2021,

•	Installation of new automated environmental and irrigation equipment designed to improve yields and optimize greenhouse environmental conditions,

•	Developed new cultivation genetics focused on increasing yields and potency,

•	Scaled back our investment in and support for non-core brands,

•	Focused marketing and brand development activities on significantly growing the Lowell brands acquired in the first quarter of 2021,

•	As a result of the Lowell brand acquisition, restructured our organization and identified operating, selling and administrative expense cost efficiencies,

•	Developed LFS, which commenced operations in the third quarter of 2021 to add revenue and cash flow generation,

•	Licensed the Lowell Smokes brand through affiliations with Ascend Wellness LLC in Illinois and Massachusetts, and,

•	In January 2022 we reduced headcount by 15% and significantly decreased our seasonal workforce as we focus on necessary infrastructure to support our current operations.

During 2021 the Company substantially completed greenhouse renovations, low profit agency and distributed brands were eliminated, and operational efficiencies improved. The Company anticipates improvement in 2022 due in large part to yield improvements in cultivation, greater revenues from LFS and licensing operations and improved operational efficiency.

Cash Flows

 The following table presents the Company's net cash inflows and outflows from the consolidated financial statements of the Company for the years ended December 31, 2021, 2020 and 2019:

	Years Ended				Years Ended
	December 31,	December 31,	Change		December 31,	December 31,	Change
(in thousands)	2021	2020	$	%	2020	2019	$	%
Net cash used in operating activities	$(26,048)	$(7,752)	$(18,296)	-236%	$(7,752)	$(39,323)	$31,571	80%
Net cash used in investing activities	(7,771)	(5,607)	(2,164)	-39%	(5,607)	(10,061)	4,454	44%
Net cash provided by financing activities	15,955	37,766	(21,811)	-58%	37,766	40,418	(2,652)	-7%
Change in cash and cash equivalents and restricted cash	$(17,864)	$24,407	$(42,271)	-173%	$24,407	$(8,966)	$33,373	372%

Cash used in operating activities

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020:

Net cash used in operating activities was $26.0 million for the year ended December 31, 2021, compared to $7.8 million or (236%) change, for the year ended December 31, 2020. The change was primarily driven by operating losses of $24.5 million, accounts receivable increasing by $4.2 million in the year ended December 31, 2021, reflecting increased sales in the period, compared to a decrease of $1.0 million in the year ended December 31, 2020, and accounts payable and accrued expenses decreasing $6.3 million in the year ended December 31, 2021, primarily due to excise and cultivation tax payments in the period, compared to an increase of $2.2 million in the year ended December 31, 2020.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019:

Net cash used in operating activities was $7.8 million for the year ended December 31, 2020, a decrease of $31.6 million or 80%, compared to the year ended December 31, 2019. The reduction was primarily driven by the $28.0 million reduction in net loss. Inventory decreased $0.5 million in the current year compared to a reduction of $1.6 million in 2019, reflecting a continuing focus on reducing inventory days on hand for manufactured product. Accounts receivable decreased by $1.0 million in 2020 compared to an increase of $6.2 million in 2019 reflecting significant collections focus in the current year.

Cash used in investing activities

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020:

Net cash used in investing activities was $7.8 million for the year ended December 31, 2021, compared to $5.6 million or a (39%) change, for the year ended December 31, 2020. Cash used in the Lowell brand acquisition was $5.8 million in the year ended December 31, 2021, which was off-set by $2 million in proceeds received from the termination in 2020 of the W Vapes acquisition agreement. Capital expenditures in the year ended December 31, 2021 were $3.6 million, compared to $6.9 million in the year ended December 31, 2020. The capital expenditure decline in 2021 is principally associated with the completion of a substantial portion of the greenhouse renovations in 2020.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019:

Net cash used in investing activities was $5.6 million for the year ended December 31, 2020, a decrease of $4.5 million, compared to the prior year. Capital expenditures of $6.9 million, principally associated with greenhouse renovations, were comparable to $10.0 million in capital expenditures in the same period last year. Capital expenditures in 2019 included a $4.1 million purchase of a building in Nevada which was sold in 2020, and the Company received $0.5 million of proceeds in the current year and an additional $2.8 million in January 2021. Greenhouse renovations were substantially completed in 2020.

Cash (used in) provided by financing activities

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020:

 Net cash provided by financing activities was $16.0 million for the year ended December 31, 2021, compared to net cash provided by financing activities of $37.8 million or a (58%) change compared to the year ended December 31, 2020. The year ended December 31, 2021 includes $17.9 million in net proceeds from a subordinate share offering. The year ended December 31, 2020 includes $15.3 million in net proceeds from a convertible debenture offering and $25.0 million in net proceeds from a subordinate share offering.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019:

Net cash provided by financing activities was $37.8 million for the year ended December 31, 2020, compared to $40.4 million in the prior year. The inflow consisted primarily of $15.3 million in net proceeds from the convertible debenture financing and $25.0 million in net proceeds from the subordinate voting share offering. The inflow in 2019 was primarily the result of net proceeds of $38.3 million from a private placement financing.

Working Capital and Cash on Hand

The following table presents the Company's cash on hand and working capital position as of December 31, 2021 and 2020:

	Years Ended
	December 31,	December 31,	Change
(in thousands)	2021	2020	$	%
Working capital(1)	$21,305	$30,882	$(9,577)	-31.0%
Cash and cash equivalents	$7,887	$25,751	$(17,864)	-69.4%

_____________

(1) Non-GAAP measure - see Non-GAAP Financial Measures in this MD&A.

At December 31, 2021, we had $7.9 million in cash and cash equivalents and $21.3 million of working capital, compared to $25.8 million of cash and cash equivalents and $30.9 million of working capital at December 31, 2020. The decrease in cash and cash equivalents in the year ended December 31, 2021 was primarily due to funding operational losses and cash used in the Lowell brand asset acquisition, offset in part by proceeds from the $18 million subordinate voting share offering.

The Company’s future working capital is expected to be significantly impacted by the growth in operations, increased cultivation output, and continuing margin improvement.

We expect that our cash on hand and cash flows from operations will be adequate to meet our operational needs for the next 12 months.

CHANGES IN OR ADOPTION OF ACCOUNTING PRONOUNCEMENTS

This MD&A should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2021. See Note 1 of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recently adopted accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A descriptions of significant accounting policies are described in Note 1 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods.

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

CONSOLIDATED FINANCIAL POSITION

	December 31,	December 31,
Consolidated Financial Position	2021	2020
Cash	$7,887	$25,751
Current assets	$31,428	$46,604
Property, plant and equipment, net	$64,779	$49,243
Total assets	$137,379	$97,416
Current liabilities	$10,123	$15,723
Working capital	$21,305	$30,882
Long-term notes payable including current portion	$249	$1,516
Capital lease obligations including current portion	$36,496	$38,834
Total stockholders' equity	$70,307	$31,156

OUTSTANDING SHARE DATA

As of March 31, 2022, the Company had the following securities issued and outstanding:

Number of Shares
(in thousands)	(on an as converted basis)
Issued and Outstanding
Subordinate voting shares	100,288
Class B shares (1)	11,738
Super voting shares	203
Reserved for Issuance
Options	8,994
Restricted Stock Units	487
Warrants	24,243
Convertible debenture shares	77,443
Convertible debenture warrants	78,443
301,839

_____________

(1) Class B shares reserved for conversion to Subordinate voting shares.

Seasonality, Cyclicality and Quarterly Revenue Trends

Our quarterly results reflect a pattern of increased customer buying and processing seasonality at year-end, which has positively impacted revenue activity in the fourth quarter. In the first quarter, we generally experience lower sequential customer buying, followed by an increase in buying in the second quarter. Although these seasonal factors are common in the industry, historical patterns should not be considered a reliable indicator of future revenue activity or performance.

Off-Balance Sheet Arrangements

During 2021 and 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Risks include, but are not limited to, those discussed in this Annual Report on Form 10-K and, in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and those discussed in other documents we file with the SEC.

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

Credit Risk

•

Credit risk is the risk of a potential loss to the Company if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at December 31, 2021 and December 31, 2020 is the carrying amount of cash and cash equivalents and accounts receivable. All cash and cash equivalents are placed with U.S. and Canadian financial institutions.

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

•	In addition to the commitments outlined in Note 15, the Company has the following contractual obligations at December 31, 2021 and 2020:

	Maturity: < 1 Year		Maturity: > 1 Year
	December 31,		December 31,
(in thousands)	2021	2020	2021	2020
Accounts payable and Other accrued liabilities	$6,808	$10,996	$-	$-

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

ITEM 8. Financial Statements and Supplementary Data

The supplementary financial information required by this Item 8 is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Lowell Farms, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lowell Farms, Inc. as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes collectively referred to as the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

Allowance for Doubtful Accounts

As described in the Balance Sheet and Note 2 to the consolidated financial statements, the Company has established an allowance for doubtful accounts of $1.139 million as of December 31, 2021. Auditing management’s evaluation of allowance was challenging due to the level of subjectivity and significant judgment associated with collectability of accounts receivable.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the implementation of controls over the Company’s accounting process for allowance of doubtful accounts. Our procedures consisted of performing retrospective review of the allowance by comparing historical reserve to historical write-offs, analyzing accounts receivable aging buckets, and sending confirmations. Based on the audit procedures performed, we found the reserve levels to be reasonable.

/s/ GreenGrowth CPAs
We have served as the Company’s auditor since 2018.

Los Angeles, California

March 31, 2022

LOWELL FARMS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$7,887	$25,751
Accounts Receivable - net of allowance for doubtful accounts of $1,139 and $1,389 at December 31, 2021 and December 31, 2020, respectively	8,222	4,529
Inventory	13,343	9,933
Prepaid expenses and other current assets	1,976	6,391
Total current assets	31,428	46,604
Property and equipment, net	64,779	49,243
Goodwill	-	357
Other intangibles, net	40,756	736
Other assets	416	476

Total assets	$137,379	$97,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,102	$2,137
Accrued payroll and benefits	650	1,212
Notes payable, current portion	221	1,213
Lease obligation, current portion	2,444	2,301
Other current liabilities	3,706	8,860
Total current liabilities	10,123	15,723
Notes payable	28	303
Lease obligation	34,052	36,533
Convertible debentures	14,012	13,701
Mortgage obligation	8,857	-
Total liabilities	67,072	66,260
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Share capital	189,368	125,540
Accumulated deficit	(119,061)	(94,384)
Total stockholders' equity	70,307	31,156

Total liabilities and stockholders' equity	$137,379	$97,416

See Accompanying Notes to Consolidated Financial Statements

LOWELL FARMS INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share amounts)

	Years Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Net revenue	$53,723	$42,618	$37,045
Cost of goods sold	51,246	40,413	47,790

Gross profit (loss)	2,477	2,205	(10,745)

Operating expenses
General and administrative	13,907	11,762	25,814
Sales and marketing	8,559	5,169	8,029
Depreciation and amortization	1,313	1,082	993
Total operating expenses	23,779	18,013	34,836

Loss from operations	(21,302)	(15,808)	(45,581)

Other income/(expense)
Other income (expense)	1,390	2,202	254
Unrealized loss on change in fair value of investment	(60)	(548)	(2,250)
Loss on termination of investment	-	(4,201)	-
Interest expense	(4,492)	(3,331)	(2,152)
Total other income (expense)	(3,162)	(5,878)	(4,148)

Loss before provision for income taxes	(24,464)	(21,686)	(49,729)
Provision for income taxes	213	224	205
Net loss	$(24,677)	$(21,910)	$(49,934)

Net loss per share:
Basic	$(0.27)	$(0.65)	$(1.59)
Diluted	$(0.27)	$(0.65)	$(1.59)
Weighted average shares outstanding:
Basic	90,746	33,940	31,379
Diluted	90,746	33,940	31,379

See Accompanying Notes to Consolidated Financial Statements

LOWELL FARMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

Year Ended December 31, 2019

	Class A/B	Subordinate Voting	Super Voting	Share	Accumulated	Total Stockholders’
	Shares	Shares	Shares	Capital	Deficit	Equity
Balance—December 31, 2018	28,497	-	-	$54,333	$(21,693)	$32,640
Net loss	-	-	-	-	(49,934)	(49,934)
Adoption of lease accounting standard	-	-	-	-	(847)	(847)
Issuance of subordinate voting shares in exchange for Class A/B shares, net	(28,497)	28,497	-	-	-	-
Private placement in connection with reverse takeover, net	-	3,433	-	36,762	-	36,762
Shares issued to acquiree in connection with reverse takeover	-	130	-	1,513	-	1,513
Issuance of super voting shares	-	-	203	40	-	40
Exercise of options	-	125	-	127	-	127
Share-based compensation expense	-	659	-	3,385	-	3,385
Balance—December 31, 2019	-	32,844	203	$96,160	$(72,474)	$23,686

Year Ended December 31, 2020

	Class A/B	Subordinate Voting	Super Voting	Share	Accumulated	Total Stockholders’
	Shares	Shares	Shares	Capital	Deficit	Equity
Balance—December 31, 2019	-	32,844	203	$96,160	$(72,474)	$23,686
Net loss	-	-	-	-	(21,910)	(21,910)
Shares issued in connection with convertible debenture offering	-	250	-	62	-	62
Shares issued in connection with subordinate voting share offering	-	23,000	-	25,021	-	25,021
Shares issued in connection with conversion of convertible debentures	-	375	-	75	-	75
Issuance of stock options associated with acquisitions	-	-	-	116	-	116
Issuance of shares associated with acquisitions	-	150	-	179	-	179
Issuance of stock warrants	-	-	-	1,556	-	1,556
Reduction in super voting share purchase price	-	-	-	(39)	-	(39)
Exercise of warrants	-	750	-	210	-	210
Share-based compensation expense	-	248	-	2,200	-	2,200
Balance—December 31, 2020	-	57,617	203	$125,540	$(94,384)	$31,156

See Accompanying Notes to Consolidated Financial Statements

LOWELL FARMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

Year Ended December 31, 2021

	Class A/B	Subordinate Voting	Super Voting	Share	Accumulated	Total Stockholders’
	Shares	Shares	Shares	Capital	Deficit	Equity
Balance—December 31, 2020	-	57,617	203	$125,540	$(94,384)	$31,156
Net loss	-	-	-	-	(24,677)	(24,677)
Shares issued in connection with conversion of convertible debentures	-	2,580	-	514	-	514
Issuance of shares associated with acquisitions	-	30,641	-	43,259	-	43,259
Issuance of shares associated with subordinate voting share offering	-	18,000	-	17,934	-	17,934
Exercise of warrants	-	1,511	-	718	-	718
Exercise of options	-	167	-	48	-	48
Share-based compensation expense	-	1,290	-	1,355	-	1,355
Balance—December 31, 2021	-	111,806	203	$189,368	$(119,061)	$70,307

See Accompanying Notes to Consolidated Financial Statements

LOWELL FARMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(24,677)	$(21,910)	$(49,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,236	3,912	3,914
Amortization of debt issuance costs	643	481	-
Share-based compensation expense	1,355	2,200	3,385
Provision for doubtful accounts	870	1,195	2,346
Allowance for inventory obsolescence	-	-	700
Loss on termination of investment	-	4,359	-
Loss on sale of assets	-	-	446
Goodwill impairment	357	-	-
Termination of branding rights agreement	152	-	-
Unrealized gain on change in fair value of investments	(60)	(548)	1,713
Changes in operating assets and liabilities:
Accounts receivable	(4,222)	966	(6,230)
Inventory	(108)	485	1,580
Prepaid expenses and other current assets	1,615	(1,043)	(463)
Other assets	120	18	(2,000)
Accounts payable and accrued expenses	(6,329)	2,222	5,207
Other current and long-term liabilities	-	(89)	13
Net cash used in operating activities	$(26,048)	$(7,752)	$(39,323)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from asset sales	$1,978	$743	$1,455
Purchases of property and equipment	(3,593)	(6,850)	(9,991)
Disposition of business interest, net of cash received	-	500	-
Investment in corporate interests	-	-	(1,525)
Acquisition of business assets, net	(6,156)	-	-
Net cash used in investing activities	$(7,771)	$(5,607)	$(10,061)
CASH FLOW FROM FINANCING ACTIVITIES
Principal payments on lease obligations	$(2,338)	$(2,951)	$(1,155)
Payments on notes payable	(407)	(4,267)	(106)
Proceeds from notes payable	-	3,800	76
Proceeds from lease financing	-	671	-
Proceeds from convertible notes, net of financing costs	-	15,281	-
Issuance of warrants associated with convertible notes offering	-	-	-
Proceeds from brokered private placement	-	-	40,195
Proceeds from subordinate voting share offering	18,000	26,930	-
Fees on public brokered private placement	-	-	(1,919)
Fees on subordinate voting share offering	-	(1,908)	-
Issuance costs related to subordinate voting share offering	(66)	-	-
Issuance of subordinate voting shares	-	-	3,200
Proceeds from exercise of warrants and options	766	210	127
Net cash provided by financing activities	$15,955	$37,766	$40,418

Change in cash and cash equivalents and restricted cash	$(17,864)	$24,407	$(8,966)
Cash and cash equivalents—beginning of year	25,751	1,344	10,310
Cash, cash equivalents and restricted cash—end of period	$7,887	$25,751	$1,344

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$4,200	$3,332	$2,147
Cash paid during the period for income taxes	$268	$262	$105

OTHER NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment not yet paid for	$79	$362	$-
Property and equipment acquired via capital lease	$-	$7,416	$-
Issuance of warrants	$-	$1,620	$2,291
Shares issued to acquiree in connection with reverse takeover	$-	$-	$1,513
Shares issued for services in connection with convertible debenture offering	$-	$75	$-
Issuance of subordinate voting shares in exchange for net assets acquired	$43,259	$-	$-
Liabilities assumed and receivable forgiveness in exchange for net assets acquired	$2,361	$-	$-
Debt and associated accrued interest converted to subordinate voting shares	$514	$-	$-
Shares Issued in exchange for asset investment	$-	$179	$-
Issuance of super voting shares	$-	$(39)	$40
Acquisition of private entities	$-	$-	$1,028
Stock options issued associated with an acquisition	$-	$116	$-

See Accompanying Notes to Consolidated Financial Statements

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Lowell Farms Inc. is governed by the laws of British Columbia, Canada. On April 26, 2019, the Company completed a reverse takeover transaction with Indus Holding Company, a Delaware corporation, incorporated in 2014. Effective March 1, 2021, the Company changed its name to Lowell Farms Inc. and is a California-based cannabis company with vertically integrated operations including large scale cultivation, extraction, processing, manufacturing, branding, packaging and wholesale distribution to retail dispensaries. The Company manufactures and distributes proprietary and third-party brands throughout the State of California, the largest cannabis market in the world. The Company also provides manufacturing, extraction and distribution services to third-party cannabis and cannabis branding companies. The Company’s corporate office and principal place of business is located at 19 Quail Run Circle, Salinas, California.

Basis of Presentation

The consolidated financial statements of Lowell Farms Inc. and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany transactions and balances have been eliminated in consolidation.

All dollar amounts in the consolidated financial statements and notes to consolidated financial statements are expressed in thousands of United States dollars ("$" or "US$"), unless otherwise indicated.

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

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash deposits in financial institutions, and other deposits that are readily convertible into cash. The Company considers all short-term, highly liquid investments purchased with maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

Accounts Receivable

Accounts receivables are classified as loans and receivable financial assets. Accounts receivables are recognized initially at fair value and subsequently measured at amortized cost, less any provisions for impairment. When an accounts receivable is uncollectible, it is written off against the provision. Subsequent recoveries of amounts previously written off are credited to the consolidated statements of operations.

Inventories

Inventories are valued at the lower of cost and net realizable value. Costs related to raw materials and finished goods are determined on the first-in, first-out basis. Specific identification and average cost methods are also used primarily for certain packing materials and operating supplies. The Company reviews inventory for obsolete, redundant and slow-moving goods and any such inventory is written-down to net realizable value.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms and methods:

Category	Useful Life
Leasehold improvements	The lesser of the estimated useful life or length of the lease
Office equipment	3–5 years
Furniture and fixtures	3–7 years
Vehicles	4–5 years
Machinery and equipment	3–6 years
Buildings	35 years
Construction in progress	Not depreciated

The assets’ residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively if appropriate. An item of equipment is derecognized upon disposal or when no future economic benefits are expected from its use. Any gain or loss arising on derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying value of the asset) is included in the consolidated statements of operations in the year the asset is derecognized.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of the purchase price paid for the acquisition of an entity over the fair value of the net tangible and intangible assets acquired. Goodwill that has an indefinite useful life is not subject to amortization and is tested annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Any goodwill impairment loss is recognized in the consolidated statements of operations in the period in which the impairment is identified. Impairment losses on goodwill are not subsequently reversed.

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization is recorded on a straight-line basis over their estimated useful lives, which do not exceed the contractual period, if any. The estimated useful lives, residual values, and amortization methods are reviewed at each year-end, and any changes in estimates are accounted for prospectively.

Branding rights are measured at fair value at the time of acquisition and are amortized on a straight-line basis over a period of 15 years. In addition, the Company has certain brand and tradenames with indefinite lives, which are evaluated for impairment on an annual basis.

Impairment of Long-lived Assets

Long-lived assets, including property, plant and equipment and intangible assets are reviewed for impairment at each statement of financial position date or whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds its recoverable amount. For the purpose of impairment testing, assets that cannot be tested individually are grouped together into the smallest group of assets that generates cash inflows from continuing use that are largely independent of the cash inflows of other assets or groups of assets (the cash-generating unit, or "CGU"). The recoverable amount of an asset or a CGU is the higher of its fair value, less costs to sell, and its value in use. If the carrying amount of an asset exceeds its recoverable amount, an impairment charge is recognized immediately in profit or loss equal to the amount by which the carrying amount exceeds the recoverable amount. Where an impairment loss subsequently reverses, the carrying amount of the asset is increased to the lesser of the revised estimate of the recoverable amount, and the carrying amount that would have been recorded had no impairment loss been recognized previously.

Leased Assets

The Company adopted FASB Topic 842, Leases (“Topic 842”) effective January 1, 2019, using the modified retrospective adoption method which allowed it to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit. In connection with the adoption of the lease pronouncement, the Company recorded a charge to accumulated deficit of $847. A lease of property and equipment is classified as a capital lease if it transfers substantially all the risks and rewards incidental to ownership to the Company. Lease right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make payments arising from the lease agreement. These assets and liabilities are recognized at the commencement of the lease based upon the present value of the future minimum lease payments over the lease term. The lease term reflects the noncancelable period of the lease together with periods covered by an option to extend or terminate the lease when management is reasonably certain that it will exercise such option. Changes in the lease term assumption could impact the right-of-use assets and lease liabilities recognized on the balance sheet. As our leases typically do not contain a readily determinable implicit rate, we determine the present value of the lease liability using our incremental borrowing rate at the lease commencement date based on the lease term on a collateralized basis.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Income Taxes

The Company is a United States C corporation for income tax purposes. Income tax expense consisting of current and deferred tax expense is recognized in the consolidated statements of operations. Current tax expense is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end, adjusted for amendments to tax payable with regards to previous years. Deferred tax assets and liabilities and the related deferred income tax expense or recovery are recognized for deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that substantive enactment occurs. A deferred tax asset is recognized to the extent that it is probable that future taxable income will be available against which the asset can be utilized. Deferred tax assets and liabilities are offset when there is a legally enforceable right to set off current tax assets against current tax liabilities and when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Branded Products

For the Company’s branded products, revenue is recognized when it satisfies a performance obligation by transferring a promised cannabis good to a customer. A contract, whether a verbal or written sales order, is established with customers prior to order fulfillment with agreement upon unit prices, delivery dates, and payment terms. The transaction price is based on market pricing while considering the value of the Company’s brand and quality. Transaction price is allocated to each product sold based upon the negotiated unit sales price associated with each product line scheduled for delivery within the order. Performance obligation satisfaction occurs upon delivery to customer premises. These types of revenues accounted for under ASC Topic 606, generally, do not require significant estimates or judgments based on the nature of the Company’s revenue stream. The sales prices, including discounts, are fixed at the point of sale and all consideration from contracts is included in the transaction price. The Company’s contracts do not include multiple performance obligations or material variable consideration.

Third Party Manufactured Products

The Company has certain licenses to manufacture and distribute third party products to retail dispensaries and deliveries in return for paying royalty payments to the third parties. The Company is a principal in the arrangement, it assumes primary responsibility for fulfilling the customer promise to retail dispensaries and deliveries, and it holds the inventory risk. Revenue is recognized when it satisfies a performance obligation by transferring a promised cannabis good to a retail dispensary or retail delivery. A contract, whether a verbal or written sales order, is established with customers prior to order fulfillment with agreement upon unit prices, delivery dates, and payment terms. The transaction price is based on market pricing while considering the value of the Company’s brand and quality. Transaction price is allocated to each product sold based upon the negotiated unit sales price associated with each product line scheduled for delivery within the order. Performance obligation satisfaction occurs upon delivery to customer premises. These types of revenues accounted for under ASC Topic 606, generally, do not require significant estimates or judgments based on the nature of the Company’s revenue stream. The sales prices, including discounts, are fixed at the point of sale and all consideration from contracts is included in the transaction price. The Company’s contracts do not include multiple performance obligations or material variable consideration.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distribution

The Company distributes certain third-party brands and bulk flower. The Company is a principal in the arrangement, it assumes primary responsibility for fulfilling the customer promise to retail dispensaries and deliveries and other wholesale customers, and it holds the inventory risk. Revenue is recognized when it satisfies a performance obligation by transferring a promised cannabis good to a customer. A contract, whether a verbal or written sales order, is established with customers prior to order fulfillment with agreement upon unit prices, delivery dates, and payment terms. The transaction price is based on market pricing while considering the value of the Company’s brand and quality. Transaction price is allocated to each product sold based upon the negotiated unit sales price associated with each product line scheduled for delivery within the order. Performance obligation satisfaction occurs upon delivery to customer premises. These types of revenues accounted for under ASC Topic 606, generally, do not require significant estimates or judgments based on the nature of the Company’s revenue stream. The sales prices, including discounts, are fixed at the point of sale and all consideration from contracts is included in the transaction price. The Company’s contracts do not include multiple performance obligations or material variable consideration.

Research and Development

Research costs are expensed as incurred. For the years ended December 31, 2021, 2020 and 2019, research costs are immaterial.

Development expenditures are capitalized only if development costs can be measured reliably, the product or process is technically and commercially feasible, future economic benefits are probable, and the Company intends to and has sufficient resources to complete the development to use or sell the asset. To date, no development costs have been capitalized.

Share-Based Compensation

The Company has a share-based compensation plan. The Company measures equity settled share-based payments based on their fair value at the grant date and recognizes compensation expense over the vesting period based on the Company’s estimate of equity instruments that will eventually vest.

For shares granted to non-employees, the compensation expense is measured at the fair value of the goods and services received, except where the fair value cannot be estimated, in which case, it is measured at the fair value of the equity instruments granted. The fair value of share-based compensation to non-employees is periodically re-measured until counterparty performance is complete, and any change therein is recognized over the period and in the same manner as if the Company had paid cash instead of paying with or using equity instruments.

Business Combinations

A business combination is defined as an acquisition of assets and liabilities that constitute a business. A business consists of inputs, including non-current assets and processes, including operational processes, that when applied to those inputs have the ability to create outputs that provide a return to the Company. Business combinations are accounted for using the acquisition method of accounting. The consideration of each acquisition is measured at the aggregate of the fair values of tangible and intangible assets obtained, liabilities and contingent liabilities incurred or assumed, and equity instruments issued by the Company at the date of acquisition. Key assumptions routinely utilized in allocation of purchase price to intangible assets include projected financial information such as revenue projections for companies acquired. As of the acquisition date, goodwill is measured as the excess of consideration given, generally measured at fair value, and the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

In May 2020, the SEC adopted the final rule under SEC release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending Rule 1- 02(w)(2) which includes amendments to certain of its rules and forms related to the disclosure of financial information regarding acquired or disposed businesses. Among other changes, the amendments impact SEC rules relating to (1) the definition of “significant” subsidiaries, (2) requirements to provide financial statements for “significant” acquisitions, and (3) revisions to the formulation and usage of pro forma financial information. The final rule became effective on January 1, 2021; however, voluntary early adoption was permitted. The Company early adopted the provisions of the final rule in 2020. The guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In September 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, ASU 2019-05 “Financial Instruments-Credit Losses”, ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (collectively, Topic 326),ASU 2020-02 Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) and ASU 2020-03 Codification Improvements to Financial Instruments. Topic 326 requires measurement and recognition of expected credit losses for financial assets held. This guidance was effective for the year ended December 31, 2020. The guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606. This guidance amended Topic 808 and Topic 606 to clarify that transactions in a collaborative arrangement should be accounted for under Topic 606 when the counterparty is a customer for a distinct good or service (i.e., unit of account). The amendments preclude an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance was effective for the year ended December 31, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions to the general principles in Topic 740 and enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. This guidance was effective for the Company in our fiscal year and interim periods beginning on January 1, 2021 and did not have a material impact on our consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01 Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. We evaluated the impact of ASU 2020-01 on our Consolidated Financial Statements, which was effective for the Company in our fiscal year and interim periods beginning on January 1, 2021 and it did not have a material impact on our consolidated financial statements.

Accounting standards not yet adopted

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, which means it will be effective for our fiscal year beginning January 1, 2022. Early adoption is permitted. We are currently evaluating the impact of ASU 2020-06 on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08—Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in ASU 2021-08 require that an entity recognizes and measures contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (“Topic 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022, which means it will be effective for our fiscal year beginning January 1, 2023. Early adoption is permitted. We are currently evaluating the impact of ASU 2021-08 on our consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on our consolidated financial statements.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS

Completed Acquisitions

	(1)	(2)	(3)	(4)
		The Humble	The Hacienda	Lowell Farm
(in thousands)	Kaizen Inc.	Flower Co.	Company, LLC	Services	Total
CONSIDERATION
Contingent Payment	$50	$44	$-	$-	$94
Cash			4,019	-	4,019
Transaction costs			428	190	618
Note payable and other obligations	200	65	3,115	9,000	12,380
Fair value of subordinate voting shares	62	55	34,358	9,610	44,085
Total consideration	$312	$164	$41,920	$18,800	$61,196

PURCHASE PRICE ALLOCATION
Assets Acquired
Inventories	$-	$6	$3,300	$-	$3,306
Accounts receivable - net	-	-	1,312	-	1,312
Land	-	-	-	8,261	8,261
Buildings	-	-	-	6,268	6,268
Equipment	-	-	-	1,221	1,221
Other tangible assets	-	-	739		739
Intangible assets - brands and tradenames	250	158	37,299	-	37,707
Intangible assets - technology and know-how and other	208	-	-	3,050	3,258
Liabilities assumed
Payables and other liabilities	-	-	(730)	-	(730)
Fair value of net assets acquired	$458	$164	$41,920	$18,800	$61,342

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

 LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 29, 2021, we acquired real property and related assets of a cannabis drying and midstream processing facility located in Monterey County for a purchase price of $18,800. The 10-acre, 40,000 square foot processing facility will provide drying, bucking, trimming, sorting, grading, and packaging operations for up to 250,000 lbs. of wholesale cannabis flower annually. The new facility will process nearly all the cannabis that we grow at our existing cultivation operations. Additionally, we commissioned a new business unit called Lowell Farm Services (“LFS”), which will engage in fee-based processing services for regional growers from the Salinas Valley area. The acquisition consideration was comprised primarily of a note payable of $9.0 million and the issuance of 7,997,520 subordinate voting shares and obligations assumed. LFS operations became operational during the third quarter of 2021.

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

 LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets were comprised of the following items:

	December 31,	December 31,
(in thousands)	2021	2020
Deposits	$548	$572
Insurance	624	593
Supplier advances	575	504
Nevada building sale proceeds	-	2,800
Interest and taxes	147	-
Other	82	1,922
Total prepaid and other current assets	$1,976	$6,391

4. INVENTORY

Inventory was comprised of the following items:

	December 31,	December 31,
(in thousands)	2021	2020
Raw materials	$8,558	$7,950
Work in process	292	-
Finished goods	4,493	1,983
Total inventory	$13,343	$9,933

5. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	December 31,	December 31,
(in thousands)	2021	2020
Excise and cannabis tax	$2,830	$5,780
Third party brand distribution accrual	78	584
Insurance and professional fee accrual	651	746
Other	147	1,750
Total other current liabilities	$3,706	$8,860

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY AND EQUIPMENT

A reconciliation of the beginning and ending balances of property and equipment and accumulated depreciation during the years ended December 31, 2021 and 2020, and property and equipment, net as of for the same years are as follows:

	Land and	Leasehold	Furniture			Construction	Right of
(in thousands)	Buildings	Improvements	and Fixtures	Equipment	Vehicles	in Process	Use Assets	Total
Costs
Balance—December 31, 2019	$4,098	$4,275	$50	$1,100	$813	$2,533	$33,531	$46,400
Additions	8	1,937	-	154	41	4,604	106	6,850
Business Acquisitions	-	-	-	-	-	-	-	-
Disposals	(4,106)	4,587	-	22	-	(4,609)	7,310	3,204
Balance—December 31, 2020	$-	$10,799	$50	$1,276	$854	$2,528	$40,947	$56,454

Accumulated Depreciation
Balance—December 31, 2019	$(8)	$(422)	$(46)	$(261)	$(249)	$-	$(2,442)	$(3,428)
Depreciation	(57)	(212)	(1)	(166)	(162)	-	(3,250)	(3,848)
Disposals	65	-	-	-	-	-	-	65
Balance—December 31, 2020	$-	$(634)	$(47)	$(427)	$(411)	$-	$(5,692)	$(7,211)

Net Book Value-December 31, 2020	$-	$10,165	$3	$849	$443	$2,528	$35,255	$49,243

	Land and	Leasehold	Furniture			Construction	Right of
(in thousands)	Buildings	Improvements	and Fixtures	Equipment	Vehicles	in Process	Use Assets	Total
Costs
Balance—December 31, 2020	$-	$10,799	$50	$1,276	$854	$2,528	$41,530	$57,037
Additions	-	82	-	770	67	2,091	-	3,010
Business Acquisitions	15,538	-	-	468	-	-	-	16,006
Disposals and Transfers	369	3,069	-	478	-	(3,916)	-	(0)
Balance—December 31, 2021	$15,907	$13,950	$50	$2,992	$921	$704	$41,530	$76,053

Accumulated Depreciation
Balance—December 31, 2020	$-	$(634)	$(47)	$(427)	$(411)	$-	$(5,692)	$(7,211)
Depreciation	(132)	(346)	(1)	(191)	(155)	-	(3,238)	(4,063)
Disposals	-	-	-	-	-	-	-	-
Balance—December 31, 2021	$(132)	$(980)	$(48)	$(618)	$(566)	$-	$(8,930)	$(11,274)

Net Book Value-December 31, 2021	$15,775	$12,970	$2	$2,374	$355	$704	$32,600	$64,779

Construction in process represent assets under construction related to cultivation, manufacturing, and distribution facilities not yet completed or otherwise not placed in service.

Depreciation expense of $4,063, $3,848 and $3,843, were recorded for the years ended December 31, 2021, 2020, and 2019 respectively, of which $2,336, 2,830 and $2,329 respectively, were included in cost of goods sold. Depreciation expense of $587 was also recorded in other income (expense) for the year ended December 31, 2021.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A reconciliation of the beginning and ending balances of goodwill during the year ended December 31, 2021 is as follows:

(in thousands)
Costs
Balance - December 31, 2020	$357
Additions	-
Business Acquisitions	-
Impairment	(357)
Balance - December 31, 2021	$-

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates goodwill for impairment annually during the fiscal third quarter and when an event occurs, or circumstances change such that it is reasonably possible that impairment may exist. The Company accounts for goodwill and evaluates its goodwill balances and tests them for impairment in accordance with related accounting standards. As a result of its annual impairment assessment in the third quarter of fiscal 2021, the Company realized a $357 impairment of goodwill related to its investment in the assets of Acme Inc., a manufacturer of vape cartridges and disposable pens, which is recorded in general and administrative expenses in our consolidated financial statements for the year ended December 31, 2021.

Other Intangible Assets

A reconciliation of the beginning and ending balances of intangible assets and accumulated amortization during the years ended December 31, 2021 and 2020 are as follows:

	Definite Life Intangibles		Indefinite Life Intangibles
	Branding	Technology/	Brands &
(in thousands)	Rights	Know How	Tradenames	Total
Costs
Balance—December 31, 2020	$250	$208	$408	$866
Business acquisition	-	3,050	37,299	40,349
Agreement termination	(250)	-	-	(250)
Balance—December 31, 2021	$-	$3,258	$37,707	$40,965

Accumulated Amortization
Balance—December 31, 2020	$(93)	$(37)	$-	$(130)
Agreement termination	98	-	-	98
Amortization	(5)	(172)	-	(177)
Other	-	-	-	-
Balance—December 31, 2021	$-	$(209)	$-	$(209)

Net Book Value
December 31, 2020	$157	$171	$408	$736

Net Book Value
December 31, 2021	$-	$3,049	$37,707	$40,756

Intangible assets with finite lives are amortized over their estimated useful lives. Amortization periods of assets with finite lives are based on management's estimates at the date of acquisition. The Company recorded amortization expense of $177, $64 and $71 for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company estimates that amortization expense for our existing other intangible assets will be approximately $305 annually for each of the next nine and a half fiscal years. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. SHAREHOLDERS’ EQUITY

Shares Outstanding

The table below details the change in Company shares outstanding by class during year ended December 31, 2021:

	Subordinate	Super
(in thousands)	Voting Shares	Voting Shares
Balance—December 31, 2020	57,617	203
Shares issued in connection with exercise of warrants	1,511	-
Shares issued in connection with conversion of convertible debentures	2,580	-
Shares issued in connection with asset acquisition	30,641	-
Issuance of shares associated with subordinate voting share offering	18,000	-
Issuance of vested restricted stock units	1,290	-
Stock issued in connection with exercised of stock options	167	-
Balance—December 31, 2021	111,806	203

Warrants

A reconciliation of the beginning and ending balances of warrants outstanding is as follows:

(in thousands)
Balance—December 31, 2020	93,898
Warrants issued in conjunction with broker option exercise (1)	163
Warrants issued in conjunction with subordinate voting share offering	9,000
Warrants expired	(358)
Warrants converted into subordinate voting shares	(1,186)
Balance—December 31, 2021	101,517

______________

(1) Excludes 389 warrants issuable should underwriter options be exercised.

9. DEBT

Debt at December 31, 2021 and 2020, was comprised of the following:

	December 31,	December 31,
(in thousands)	2021	2020
Current portion of long-term debt
Vehicle loans(1)	$50	$170
Mortgage payable(4)	105	-
Note payable(3)	66	1,043
Total short-term debt	221	1,213

Long-term debt, net
Vehicle loans(1)	28	233
Note payable(2)	-	65
Note payable(3)	-	5
Mortgage payable(4)	8,857	-
Convertible debenture(5)	14,012	13,701
Total long-term debt	22,897	14,004
Total Indebtedness	$23,118	$15,217

_____________

(1)	Primarily fixed term loans on transportation vehicles. Weighted average interest rate at December 31, 2021 was 7.8%.
(2)	Net of deferred financing costs of $398.
(3)	Note payable in connection with Humble Flower and Kaizen acquisitions and termination of the W Vapes acquisition. Weighted average interest rate at December 31, 2021 was 4%.
(4)	Mortgage payable associated with the acquired processing facility. Weighted average interest rate at December 31, 2021 was 12.5%.
(5)	Net of deferred financing costs of $1,477.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stated maturities of debt obligations are as follows as of December 31, 2021:

December 31,
(in thousands)	2021
2022	$250
2023	15,839
2024	395
2025	421
2026 and thereafter	8,088
Total debt obligations	$24,993

10. LEASES

A reconciliation of lease obligations for the years ended December 31, 2021 and 2020, is as follows:

(in thousands)
Lease obligation
December 31, 2019	$33,805
Additions	120
Lease reassessment	7,310
Lease principal payments	(2,401)
December 31, 2020	$38,834
Lease principal payments	(2,338)
December 31, 2021	$36,496

All extension options that are reasonably certain to be exercised have been included in the measurement of lease obligations. The Company reassesses the likelihood of extension option exercise if there is a significant event or change in circumstances within its control.

The components of lease expense for the years ended December 31, 2021, 2020 and 2019, are as follows:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2021	2020	2019
Amortization of leased assets (1)	$3,238	$3,250	$3,025
Interest on lease liabilities (2)	2,406	1,866	1,778
Total	$5,644	$5,116	$4,803

____________

(1) Included in cost of goods sold, general and administrative expenses and other expenses in the consolidated statement of operations.

(2) Included in interest expense in the consolidated statement of operations.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The key assumptions used in accounting for leases as of December 31, 2021, were a weighted average remaining lease term of 17.2 years and a weighted average discount rate of 6%. The key assumptions used in accounting for leases as of December 31, 2020 were a weighted average remaining lease term of 18.1 years and a weighted average discount rate of 6%.

The future lease payments with initial remaining terms in excess of one year as of December 31, 2021 were as follows:

December 31,
(in thousands)	2021
2022 - 2023	$5,137
2024 - 2025	3,844
2026 and beyond	27,515
Total	$36,496

 11. SHARE-BASED COMPENSATION

During 2019 the Company’s Board of Directors adopted the 2019 Stock and Incentive Plan (the “Plan”), which was amended in April 2020 and March 2021. The Plan permits the issuance of stock options, stock appreciation rights, stock awards, share units, performance shares, performance units and other stock-based awards, and, as of December 31, 2021, 13.2 million shares have been authorized to be issued under the Plan and 4.7 million are available for future grant. The Plan provides for the grant of options as either non-statutory stock options or incentive stock options and restricted stock units to employees, officers, directors, and consultants of the Company to attract and retain persons of ability to perform services for the Company and to reward such individuals who contribute to the achievement by the Company of its economic objectives. The awards granted generally vest in 25% increments over a four-year period and option awards expire 6 years from grant date.

The Plan is administered by the Board or a committee appointed by the Board, which determines the persons to whom the awards will be granted, the type of awards to be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

During the years December 31, 2021 and 2020, the Company granted shares to certain employees as compensation for services. These shares were accounted for in accordance with ASC 718 - Compensation - Stock Compensation. The Company amortizes awards over the service period and until awards are fully vested.

For the years ended December 31, 2021, 2020 and 2019 share-based compensation expense was as follows:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2021	2020	2019
Cost of goods sold	$-	$-	$-
General and administrative expense	1,355	2,200	3,385
Total share-based compensation	$1,355	$2,200	$3,385

 LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the status of stock option grants and unvested awards at and for the year ended December 31, 2021:

		Weighted-	Weighted- Average
	Stock	Average	Remaining	Aggregate
(in thousands except per share amounts)	Options	Exercise Price	Contractual Life	Intrinsic Value

Outstanding—December 31, 2020	6,260	$0.97	4.7	$3,162
Granted	2,330	1.35
Exercised	(165)	0.55
Cancelled	(1,827)	1.48
Outstanding—December 31, 2021	6,598	0.99	4.3

Exercisable—December 31, 2021	2,216	1.03	1.6

Vested and expected to vest—December 31, 2021	6,598	$0.99	4.3

The weighted-average fair value of options granted during the year ended December 31, 2021, estimated as of the grant date was $1.35. As of December 31, 2021, there was $974 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years.

The following table summarizes the status of restricted stock unit (“RSU”) grants and unvested awards at and for the year ended December 31, 2021:

		Weighted-Average
(in thousands except per share amounts)	RSUs	Fair Value

Outstanding—December 31, 2020	450	$0.33
Granted	1,415	1.17
Vested	(1,108)	0.83
Cancelled	(115)	1.11
Outstanding—December 31, 2021	642	$1.18

As of December 31, 2021, there was $537 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 23 months.

The fair value of the stock options and RSUs granted were determined using the Black-Scholes option-pricing model with the following weighted average assumptions at the time of grant.

Options	Years Ended
	December 31,	December 31,
	2021	2020
Expected volatility	50%	50%
Dividend yield	0%	0%
Risk-free interest rate	0.87%	0.95%
Expected term in years	4.3	4.7

RSUs	Years Ended
	December 31,	December 31,
	2021	2020
Expected volatility	50%	50%
Dividend yield	0%	0%
Risk-free interest rate	0.71%	0.79%
Expected term in years	0.74	1.14

 LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The provision for income tax expense for the year ended December 31, 2021, was $213, representing an effective tax rate of (0.87)%, compared to an income tax expense of $224 for the year ended December 31, 2020, representing an effective tax rate of (1.03)%, compared to an income tax expense of $205 for the year ended December 31, 2019, representing an effective tax rate of (0.41)%.

The provision for income tax expense for the years ended December 31, 2021, 2020 and 2019, consisted of the following:

	Years Ended
(in thousands)	2021	2020	2019
Current
Federal	$-	$-	$-
State	213	224	205
Total Current	213	224	205

Deferred tax expense (benefit)
Federal	(1,528)	(1,943)	(2,406)
State	(13,339)	(10,372)	(7,329)
Total deferred tax benefit	(14,867)	(12,315)	(9,735)

Valuation allowance	14,867	12,315	9,735

Income tax expense	$213	$224	$205

As the Company operates in the cannabis industry, it is subject to the limitations of IRC Section 280E, under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

In December 2017, the United States (“U.S.”) Congress passed and the President signed referred to as the 2017 Tax Act, which contains many significant changes to the U.S. tax laws, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% and utilization limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 to 80% of taxable income with an indefinite carryforward period. As the Company has a full valuation allowance against its U.S. deferred tax assets, the revaluation of net deferred tax assets resulting from the reduction in the U.S. federal corporate income tax rate did not impact the Company’s effective tax rate. Additional guidance may be issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”), or other standard-setting bodies, which may result in adjustments to the amounts recorded,

 LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

including the valuation allowance. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2021, 2020 and 2019, are as follows:

Years Ended
(in thousands)	2021	2020	2019
Deferred tax assets
Net operating loss carryforwards	$17,069	$13,192	$10,836
Accruals and reserves	-	-	-
Depreciation	-	-	-
Other	-	-	-
Valuation allowance	(17,069)	(13,192)	(10,836)
Total deferred tax assets	-	-	-

Accruals and reserves	-	-	-
Share-based compensation	-	-	-
Total deferred tax liabilities	-	-	-

Net deferred tax liabilities	$-	$-	$-

13. NET INCOME (LOSS) PER SHARE

Net loss per share represents the net earnings/loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis.

	Years Ended
	December 31,	December 31,	December 31,
(in thousands except per share amounts)	2021	2020	2019
Net loss	$(24,677)	$(21,910)	$(49,934)

Net loss per share:
Basic	$(0.27)	$(0.65)	$(1.59)
Diluted	$(0.27)	$(0.65)	$(1.59)
Weighted average shares outstanding:
Basic	90,746	33,940	31,379
Diluted	90,746	33,940	31,379

Weighted average potentially diluted shares (1):
Basic shares	90,746	33,940	31,379
Options	-	-	-
Warrants	-	-	-
Convertible debentures	-	-	-
Restricted stock units	-	-	-
Total weighted average potentially diluted shares:	90,746	33,940	31,379

________________

(1) For the above periods, the inclusion of options, warrants, convertible debentures and restricted stock units in the calculation of diluted earnings per share would be anti-dilutive, and accordingly, were excluded from the diluted loss per share calculation.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2021, and December 31, 2020 the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments.

The carrying value of the Company's debt approximates fair value based on current market rates (Level 2).

Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described above in the Notes to Consolidated Financial Statements, which are considered a Level 3 measurement.

15. COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2021, the Company has no outstanding commitments.

Contingencies

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulation as of December 31, 2021, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future.

Litigation and Claims

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings of material consequences in which any of the Company’s directors, officers or affiliates are an adverse party or have a material interest adverse to the Company’s interest.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2020 the Company experienced adverse air quality conditions that resulted in the Company closing the air vents in its greenhouse facilities at a time when extreme temperatures existed. As a result, plant health suffered due to the situation. The Company filed a business interruption claim which resulted in a payment of $ 2.65 million from the insurance carrier being recorded in the quarter ended June 30, 2021, and is included in other income (expense) in the accompanying consolidated statements of income (loss).

16. GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended December 31, 2021, 2020 and 2019, general and administrative expenses were comprised of:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2021	2020	2019
Salaries and benefits	$6,234	$5,032	$12,697
Professional fees	1,924	1,650	2,229
Share-based compensation	1,355	2,200	3,385
Goodwill impairment	357	-	-
Administrative	4,037	2,880	5,162
Transaction and other special charges (1)	-	-	2,341
Total general and administrative expenses	$13,907	$11,762	$25,814

______________

(1) Includes charges associated with acquisitions and the Company's reverse takeover.

17. RELATED-PARTY TRANSACTIONS

Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.

Lowell received certain administrative, operational and consulting services through a Management Services Agreement with Edible Management, LLC (“EM”). EM is a limited liability company owned by the co-founders of Lowell and was formed to provide Lowell with certain administrative functions comprising: cultivation, distribution, and production operations support; general administration; corporate development; human resources; finance and accounting; marketing; sales; legal and compliance. The agreement provided for the dollar-for-dollar reimbursement of expenses incurred by EM in performance of its services. Amounts paid to EM for the years ended December 31, 2020 were $2,201 and $5,041, respectively. The Management Services Agreement with EM was terminated as of December 31, 2020.

In April 2015, Lowell entered into a services agreement with Olympic Management Group (“OMG”), for advisory and technology support services, including the access and use of software licensed to OMG to perform certain data processing and enterprise resource planning (ERP) operational services. OMG is owned by one of the Company’s co-founders. The agreement provides for the dollar-for-dollar reimbursement of expenses incurred by OMG in performance of its services. There were no amounts paid to OMG for the years ended December 31, 2021 and 2020. Amounts paid to OMG for the years ended December 31, 2021 and 2020, were $nil and $5, respectively.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. SEGMENT INFORMATION

The Company's operations are comprised of a single reporting operating segment engaged in the production and sale of cannabis products in the United States. As the operations comprise a single reporting segment, amounts disclosed in the financial statements also represent a single reporting segment.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 31, 2022, the date the financial statements were available to be issued.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2021. Management’s assessment of internal control over financial reporting was based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

Based on an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, there has been no change in our internal control over financial reporting during our last fiscal quarter identified in connection with that evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

GOVERNANCE

Board of Directors

Our business and affairs are managed, and all corporate powers are exercised, under the direction of our Board. Our Board establishes fundamental corporate policies and oversees our performance and the performance of our Chief Executive Officer and the other officers to whom our Board has delegated authority to manage day-to-day business operations.

The following table provides information with respect to our directors:

Name	Age	Position
George Allen	46	Chairman
Mark Ainsworth	47	Chief Executive Officer and Director
Stephanie Harkness	78	Director
William Anton	80	Director
Brian Shure	45	Chief Financial Officer and Director
Bruce Gates	61	Director
Jeffrey Monat	43	Director

Biographical Information

The biographies of the Board are set out below.

George Allen

George Allen has served as the non-executive Chairman and Director of the Company since April 2020. Mr. Allen is the Founder of Geronimo Capital LLC, a cannabis-industry investment firm, and has been its Managing Member since April 2019. Mr. Allen was the President of Acreage Holdings, a cannabis multi-state operator, from August 2017 to April 2019. At the time of his departure from Acreage Holdings, it was the largest multi-state operator with the broadest footprint in the United States. Mr. Allen was the Chief Investment Officer of Cambridge Information Group, a family investment office, from July 2015 to August 2017. Mr. Allen holds a Bachelor of Science degree in Mechanical Engineering from Yale University. From 2011 to 2014, Mr. Allen led an acquisition-driven restructuring of Blucora (NASDAQ: BCOR) into a leading provider of wealth management and tax software. Prior to Blucora, Mr. Allen spent nine years at Warburg Pincus, where he managed investments in the communication, media, and technology sectors. He also worked at Goldman Sachs in New York and Hong Kong, where he invested capital in distressed securities. The Company believes that Mr. Allen’s extensive public company and executive-level experience and his expertise in strategy, mergers and acquisitions, and corporate finance qualify him to serve as our Chairman.

Mark Ainsworth

Mark Ainsworth serves as Chief Executive Officer of the Corporation and has also served as a director of the Corporation since April 2019. Mr. Ainsworth previously served as the Company’s Chief Operating Officer (November 2019 to April 2020) and Executive Vice President (April 2019 to April 2020) and as Executive Vice President of Indus Holding Company (inception to April 2019). In 2006, Mr. Ainsworth founded Pastry Smart, an American Humane Certified and Organic bakery and confectionery manufacturer. He has been a member of the American Culinary Federation since 2013. The Company believes that Mr. Ainsworth’s long history as an entrepreneur and as a co-founder of the Company as well as his executive-level experience qualify him to serve as a member of our Board.

Stephanie Harkness

Stephanie Harkness has served as an independent director of the Company since April 2019. Ms. Harkness is the Managing General Partner of OPES Holdings, LLC, a venture capital and private equity firm. From 1980 to 2011, Ms. Harkness was CEO of Pacific Plastics & Engineering, a leading medical device manufacturer in the San Francisco Bay area. Ms. Harkness was formerly the Chairperson of the National Association of Manufacturers, a member of the Board of Directors for Dignity Health Hospital, and Chair of the Silicon Valley Capital Club Board of Governors. Ms. Harkness holds a B.S. degree from California Polytechnic State University. The Company believes that Ms. Harkness’ extensive experience as a senior executive and director and her long history of value creation with companies at both early and later stages of their development qualify her to serve as a member of our Board.

William Anton

William Anton has served as an independent director of the Company since April 2019. Mr. Anton has served as Chairman and CEO of Anton Enterprises, Inc. since 2005 and Managing Partner of Anton Venture Capital Fund LLC since 2004. Prior to Anton Enterprises, he was Chairman of Anton Airfood, Inc. from 1989 to 2005, the airport foodservice company he founded. Mr. Anton is Chairman Emeritus of the Board of Trustees of the Culinary Institute of America. He also serves on the Board of Trustees of Media Research Corporation, the Board of Directors of QSpex Technologies Inc., and is a member of the Board of Governors of the Thalians Foundation for Mental Health at Cedars-Sinai. Mr. Anton formerly served on the Board of Directors of Air Chef Corporation, a leading private aviation catering firm in North America, the Board of Directors for Morton’s Restaurant Group, the Board of the British Restaurant Association, the Board of Trustees of the William F. Harrah College – University of Nevada in Las Vegas, and the National Restaurant Association Education Foundation. The Company believes that Mr. Anton’s extensive experience as a senior executive and director and his lengthy history of value-creation as a founder and entrepreneur qualify him to serve as a member of our Board.

Brian Shure

Brian Shure has served as a director of the Company since April 2020 and was appointed as Chief Financial Officer in November 2020. Mr. Shure leads Ambrose Capital Partners, an investment management firm, directing public and private investments where he has served as President since 2008. Mr. Shure served as Chief Financial Officer of MedData, a revenue cycle management company in the healthcare industry, where he oversaw significant organic and M&A growth. Mr. Shure joined MedData following the company’s acquisition of Cardon Outreach, where he led finance and M&A strategy as Chief Financial Officer. The Company believes that Mr. Shure’s extensive experience as a financial executive and his expertise in mergers and acquisitions and corporate finance qualify him to serve as a member of our Board.

Bruce Gates

Bruce Gates has served as an independent director of the Company since October 2020. Mr. Gates founded and since November 2017 has served as the President of Three Oaks Strategies, LLC, a multi-disciplined consultancy firm, and of Three Oaks Asset Management, LLC, a family office and venture capital firm. Mr. Gates was the Senior Vice President, External Affairs for Altria Group, Inc. from 2008 until October 2017. Mr. Gates served as a director of Cronos Group Inc. (Nasdaq: CRON) and as the Chair of its compensation committee from March 2019 to March 2020. Mr. Gates received his B.A. from the University of Georgia. The Company believes that Mr. Gates’ extensive experience as a senior executive and director qualifies him to serve as a member of our Board.

Jeffrey Monat

Jeffrey Monat has served as an independent director of the Company since January 2022. Mr. Monat has been an investor in cannabis companies since 2013, funding both cultivation and ancillary businesses. Since 2018, he has been a Senior Partner at Merida Capital Holdings, a private equity firm targeting fundamental growth drivers underpinning the rapid development of the cannabis industry. He also sits on Merida Capital's Investment Committee. From 2000 to 2002, he was with Goldman Sachs, where he advised clients on M&A transactions, financial valuation, and corporate governance issues. He worked in the Goldman Sachs Principal Strategies Group from 2002 to 2003, analyzing public-market opportunities for the firm’s proprietary investment fund. From 2003 to 2010, he was an investment analyst at Rockbay Capital, where he helped grow the firm to $1 billion in assets under management. From 2010 to 2012, he was with FrontPoint Rockbay, an event-driven hedge fund in New York where he evaluated prospective investments and helped build the firm’s investment analysis infrastructure. Mr. Monat also served as a Senior Analyst at Seven Locks Capital, a long/short equity hedge fund from 2012 to 2016 and was a Senior Analyst at Sage Rock Capital, an event-driven hedge fund based in New York from 2016 to 2018.  In addition to his professional accomplishments, Mr. Monat serves as treasurer and trustee of the Friends Grow Friends Foundation, Inc., an after-school program that helps children with special needs improve their social skills. Jeff has a Bachelor of Science in Economics from The Wharton School of the University of Pennsylvania.

Code of Conduct

The Board has adopted a Code of Conduct for directors, officers, and employees. The Code of Conduct is available on our website at https://ir.lowellfarms.com/corporate-governance/governance-documents. In addition, the Code of Conduct has been filed on, and is accessible through, Canada’s SEDAR. The Corporation will, upon request at ir@lowellfarms.com, provide a copy of the Code of Conduct free of charge to any shareholder. The information on our website is not deemed to be incorporated in this Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K.

The Board expects its directors, officers, and employees to act ethically at all times and to acknowledge their adherence to the policies comprising the Code of Conduct. Any material issues regarding compliance with the Code of Conduct are required to be brought forward by management at either the Board or appropriate Board committee meetings or are referred to the executive officers of the Company, as may be appropriate in the circumstances. The Board or appropriate committee or executive officers determine what remedial steps, if any, are required. Any waivers from the Code of Conduct that are granted for the benefit of a director or executive officer may be granted only by the Board (or a committee thereof, as designated by the Board). No material waiver has ever been granted under the Code of Conduct.

Each director of the Corporation must disclose all actual or potential conflicts of interest and refrain from voting on matters in which such director has a conflict of interest. In addition, the director must excuse themselves from any discussion or decision on any matter in which the director is precluded from voting as a result of a conflict of interest.

Our Articles provide that the quorum necessary for the transaction of the business of the Board is a majority of the number of directors in office or such greater number as the directors may determine from time to time.

The Canadian Securities Administrators has issued corporate governance guidelines pursuant to Canadian National Policy 58-201—Corporate Governance Guidelines (the “Corporate Governance Guidelines”), together with certain related disclosure requirements pursuant to Canadian National Instrument 58-101—Disclosure of Corporate Governance Practices (“NI 58-101”). The Corporate Governance Guidelines are recommended as “best practices” for issuers to follow. We recognize that good corporate governance plays an important role in our overall success and in enhancing shareholder value. Accordingly, we have adopted certain corporate governance policies and practices that reflect our consideration of the recommended Corporate Governance Guidelines.

Role of the Board of Directors

Our Board is responsible for the stewardship of the Corporation and managing and supervising the management of our business and affairs, including providing guidance and strategic oversight to management. Our Board has the authority to exercise all such powers of the Corporation as are not, by the BCBCA or by our Articles, required to be exercised by the shareholders of the Corporation.

Board Leadership

The positions of Chairman of the Board and Chief Executive Officer are held by different individuals: George Allen serves as Chairman and Mark Ainsworth serves as Chief Executive Officer. Our Board has concluded that our current leadership structure is appropriate at this time and takes advantage of these persons’ respective strengths and perspectives. However, our Board will continue to review our leadership structure periodically and may make changes in the future as it deems appropriate.

Risk Oversight

Our Board is responsible for the general oversight of risks that affect us and oversees our enterprise risk management. Our Board receives regular reports on our operations from our Chief Executive Officer and other members of management. Our Board reviews these reports and makes inquiries in their business judgment.

Our Board also fulfills its oversight role through two committees, the Audit Committee and the Compensation and Corporate Governance Committee. Our Board receives periodic reports on each committee’s activities. Our Audit Committee has responsibility for risk oversight in connection with its review of our financial reports filed with the SEC and the applicable Canadian securities commissions or similar regulatory authorities. Additionally, our Audit Committee receives reports from our Chief Financial Officer and our independent auditors in connection with the review of our quarterly and annual financial statements regarding significant financial transactions, accounting and reporting matters, critical accounting estimates, and management’s exercise of judgment in accounting matters. When reporting on such matters, our independent auditors also provide their assessment of management’s report and conclusions.

Orientation and Continuing Education

Each new director is given an outline of the nature of the Corporation’s business, its corporate strategy and current issues within the Corporation. New directors are also required to meet with management of the Corporation to discuss and better understand the Corporation’s business and are given the opportunity to meet with counsel to the Corporation to discuss their legal obligations as director of the Corporation.

In addition, management of the Corporation takes steps to ensure that its directors and officers are continually updated as to the latest corporate and securities policies which may affect the directors, officers and committee members of the Corporation as a whole. The Corporation continually reviews the latest securities rules and stock exchange policies. Any changes or new requirements are then brought to the attention of the Corporation’s directors either by way of director or committee meetings or by direct communications from management to the directors.

Ethical Business Conduct

The Board has found that the fiduciary duties placed on individual directors by the Corporation’s governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual director’s participation in decisions of the Board in which the director has an interest have been sufficient to ensure that the Board operates independently of management and in the best interests of the Corporation. Further, the Corporation’s auditor has full and unrestricted access to the Audit Committee at all times to discuss the audit of the Corporation’s financial statements and any related findings as to the integrity of the financial reporting process.

Nomination of Directors

Please refer to “– Board Committees – Compensation and Corporate Governance Committee” for a description of the process undertaken to identify new candidates for board nomination.

Assessments

The Board monitors the adequacy of information given to directors, communication between the Board and management and the strategic direction and processes of the Board and committees.

Board and Committee Meetings; Executive Sessions

At regularly scheduled board and committee meetings, directors review and discuss management reports regarding our performance, prospects, and plans, as well as significant opportunities and immediate issues facing us. At least once a year, our Board also reviews management’s long-term strategic and financial goals. The Chair, in consultation with the committee chairs and other directors, as appropriate, establishes the agenda for meetings of the Board. Committee agendas and schedules are set by or in consultation with the committee chair. During the year ended December 31, 2021, our Board held 5 meetings, and all directors attended at least 75% of all applicable Board and committee meetings during the year that ended December 31, 2021.

Board Attendance at Annual Meeting of Shareholders

The Board’s unwritten policy regarding director attendance at the annual meeting of shareholders is that directors are encouraged to attend. All members of the Board attended the 2021 annual meeting of shareholders.

Board Committees

Audit Committee

The Audit Committee is appointed annually by the Board to assist the Board in fulfilling its oversight responsibilities relating to:

•	the quality and integrity of the Corporation’s financial statements;

•	the Corporation’s compliance with legal and regulatory requirements;

•	the qualifications and independence of the independent registered public accounting firm (the “Independent Auditors”);

•	the oversight and performance of the Corporation’s internal audit function and the Independent Auditors; and

•	any other matters delegated to the Committee by the Board.

As further described in the Audit Committee Charter, the Committee’s primary duties and responsibilities relate to:

•	maintenance by management of the reliability and integrity of the accounting policies and financial reporting and financial disclosure practices of the Corporation;

•	establishment and maintenance by management of processes to assure that an adequate system of internal controls is functioning within the Corporation; and

•	retention and termination of the Independent Auditors.

Our Audit Committee consists of William Anton, George Allen and Jeffrey Monat. William Anton serves as the chair of our Audit Committee and has been identified as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC. The members of our Audit Committee are “financially literate” within the meaning of the applicable NYSE rules and NI 52-110. William Anton and Jeffrey Monat are “independent” within the meaning of the applicable NYSE rules and NI 52-110. The following chart sets forth the composition of our Audit Committee:

Name of Member	Independent(1)	Financially Literate(2)
William Anton (Chair)	Yes	Yes
George Allen	No(3)	Yes
Jeff Monat	Yes	Yes

_______________

Notes:

(1)

A member of the Audit Committee is independent if they have no direct or indirect ‘material relationship’ with the Corporation. A material relationship is a relationship that could, in the view of the Board, reasonably interfere with the exercise of a member’s independent judgment. An executive officer of the Corporation, such as the Chief Executive Officer, is deemed to have a material relationship with the Corporation.

(2)

A member of the Audit Committee is financially literate if they have the ability to read and understand a set of financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues that can reasonably be expected to be raised by the Corporation’s financial statements.

(3)	Mr. Allen is not independent as permitted by the exemptions from the independence requirements of Rule 10A-3 of the Exchange Act, NI 52-110 and the OTCQX listing standards.

The education and experience of each member of the Audit Committee that is relevant to the performance of their responsibilities as a member of the Audit Committee is described above under the heading “Board of Directors.”

Our Board has adopted a written charter for the Audit Committee, which sets out the Audit Committee’s responsibilities, consistent with the Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) a current copy of which is available on our website at https://ir.lowellfarms.com/corporate-governance/board-committees. The Audit Committee has access to all books, records, facilities, and personnel and may request any information about us as it may deem appropriate. It has the authority to retain and compensate special legal, accounting, financial, and other consultants or advisors to advise the Audit Committee.

Both our independent auditors and internal financial personnel regularly meet privately with the Audit Committee and have unrestricted access to this committee. At no time since the commencement of the Corporation’s most recently completed fiscal year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by the Board. Our Audit Committee held five (5) meetings during the year ended December 31, 2021.

The Corporation is a “venture issuer” as defined in NI 52-110 and as such is exempt from the requirements of Part 3 (Composition of the Audit Committee) and Part 5 (Reporting Obligations) of NI 52-110.

Compensation and Corporate Governance Committee

The Compensation and Corporate Governance Committee consists of Stephanie Harkness and William Anton. Stephanie Harkness serves as the Chair of our Compensation and Corporate Governance Committee. The Board has determined that Stephanie Harkness and William Anton are independent as defined by NYSE rules and applicable Canadian securities laws.

The Compensation and Corporate Governance Committee is responsible for assisting the Board in fulfilling its oversight responsibilities in relation to:

•	the Company’s overall approach to corporate governance;

•	subject to the requirements of the Voting Agreement, the size, composition, and structure of the Board and its committees;

•	executive and director compensation;

•	executive compensation disclosure;

•	management development and succession;

•	orientation and continuing education for directors;

•	subject to the requirements of the Voting Agreement, identifying and recommending new director nominees;

•	promotion of a culture of integrity throughout the Company;

•	related party transactions and other matters involving conflicts of interest; and

•	any additional matters delegated to the Compensation and Corporate Governance Committee by the Board.

Subject to the requirements of the Voting Agreement, the Compensation and Corporate Governance Committee formulate and administer criteria for identifying, evaluating and recommending director candidates to stand for election at a meeting of shareholders or to fill a vacancy existing on the Board, which will reflect, among other things:

•	competencies, skills, and personal qualities that the Board considers to be necessary for the Board, as a whole, to possess;

•	competencies, skills, and personal qualities that the Board considers each existing director to possess;

•	competencies, skills, and personal qualities that each new director would bring to the Board; and

•	responsibilities that would materially interfere with or be incompatible with Board membership.

The Compensation and Corporate Governance Committee will consider all qualified director candidates identified by various sources, including members of the board of directors, management and shareholders. Candidates for directors recommended by shareholders will be given the same consideration as those identified from other sources.

Subject to the requirements of the Voting Agreement, the Compensation and Corporate Governance Committee will recommend to the Board a list of candidates for nomination for election to the Board at the Company’s annual meeting of shareholders. In addition, as the need arises, it will identify and recommend to the Board new candidates for Board membership. Should the Compensation and Corporate Governance Committee recommend a Lead Director be appointed to the Board, or should a vacancy occur in the role of Lead Director, the Compensation and Corporate Governance Committee will recommend to the Board an Independent Director to fill such role. In making its recommendations to the Board, the Compensation and Corporate Governance Committee will provide an assessment of whether each candidate is or would be: (i) an independent director; and (ii) “financially literate” as defined in NI 52-110.

The Board has adopted a written charter setting forth the purpose, composition, authority, and responsibility of our Compensation and Corporate Governance Committee consistent with the guidance of the Canadian Securities Administrators, a current copy of which is available on our website at https://ir.lowellfarms.com/corporate-governance/board-committees.

Our Compensation and Corporate Governance Committee held no separate committee meetings during the year ended December 31, 2021, with its business being conducted with the entire Board.

Other Board Committees

The Board has no committees other than the Audit Committee and the Compensation and Corporate Governance Committee.

Communications with the Board of Directors

Shareholders and other interested parties may contact any member (or all members) of our Board (including, without limitation, the non-management directors as a group), any committee of our Board, or the chair of any such committee. Written correspondence may be sent to our Board, any committee, or any individual director, c/o Corporate Secretary, Lowell Farms Inc., 19 Quail Run Circle, Suite B, Salinas, California 93907.

EXECUTIVE OFFICERS

The following table provides information concerning our executive officers:

Name	Age	Position
George Allen	46	Chairman
Mark Ainsworth	47	Chief Executive Officer and Director
Brian Shure	45	Chief Financial Officer and Director
Jenny Montenegro	39	Chief Operating Officer

Biographical Information

The biographies of Mark Ainsworth, George Allen, and Brian Shure are under “Board of Directors.”  The biographical information for our other executive officer is below.

Jenny Montenegro

Jenny Montenegro joined the Company leadership team in June 2020. Previously Ms. Montenegro served as Vice President of Commercialization from August 2019 to June 2020. She was responsible for planning and managing the timeline of the launch of brand products into the market. Before joining Lowell Farms, Ms. Montenegro served as the Founding Vice President of Consumer Packaged Goods and Operations. Ms. Montenegro served as Vice President – Operations and Marketing of The Organic Coop from April 2016 to August 2019. Prior to that, Ms. Montenegro served as a regional buyer at Costco Wholesale, where she worked from October 2001 to April 2016.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, executive officers and persons who beneficially own 10% or more of the Company’s common stock file with the SEC initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the year ended December 31, 2021, all such filing requirements applicable to the Company’s directors, executive officers and greater than 10% beneficial owners were complied with except as follows: Messrs. Ainsworth, Allen, Anton, McGrath and McMillin and Geronimo Capital, LLC each filed one late initial statement of beneficial ownership due to delays in updating their SEC filing codes; and Mr. Gates and Gregory Heyman each inadvertently filed one late statement of change in beneficial ownership.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The Corporation’s compensation practices are intended to retain, motivate and reward its executive officers for their performance and contribution to the Corporation’s success. Executive officers may be compensated through some combination of cash and equity or equity-linked incentives, both short and long-term in nature. To date, compensation of executive officers, including the NEOs, has been determined by way of negotiation with such officers.

The Compensation and Corporate Governance Committee, comprised of independent directors, is charged with oversight of compensation practices. The Compensation and Corporate Governance Committee is responsible for developing a compensation philosophy that rewards the achievement of corporate and individual performance objectives, and aligns executive officers’ incentives with shareholder value creation. The Compensation and Corporate Governance Committee will select components of compensation packages and the amounts of such components, as well as corporate and individual goals and objectives to be used in determining the level of certain of these components. The Compensation and Corporate Governance Committee may determine to use different compensation components and approach compensation in a manner that is different than that used by the Corporation to date.

We are an “emerging growth company,” as that term is used in the JOBS Act, and have elected to comply with the reduced compensation disclosure requirements available to emerging growth companies under the JOBS Act.

Summary Compensation Table

The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

						Nonequity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation
Name	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Total
Mark Ainsworth (1)	2021	$250,000	$-	$110,401	$-	$-	$-	$360,401
Chief Executive Officer	2020	$250,000	$15,000	$38,205	$85,427	$-	$-	$388,632

Brian Shure (2)	2021	$250,000	$-	$82,801	$-	$-	$-	$332,801
Chief Financial Officer	2020	$36,059	$-	$37,266	$158,114	$-	$-	$231,439

Jenny Montenegro (3)	2021	$225,000	$-	$93,841	$-	$-	$-	$318,841
Chief Operating Officer	2020	$121,875	$15,000			$-	$-	$136,875

______________

(1)	Appointed as Chief Executive Officer in April 2020

(2)	Appointed as Chief Financial Officer in November 2020

(3)	Appointed as Chief Operating Officer in June 2020

Narrative Disclosure to Summary Compensation Table

Executive Employment Agreements

Mark Ainsworth – The Company is a party to an employment agreement with Mark Ainsworth dated as of July 1, 2020. Mr. Ainsworth is entitled to an annual base salary of $250,000. He is also eligible to receive annual bonuses in such amounts and subject to such performance metrics or other criteria determined by the Board or its Compensation and Corporate Governance Committee from time to time, including performance-based bonuses or programs as determined at the discretion of the Board. Mr. Ainsworth is also eligible to receive discretionary grants of options. In the event of Mr. Ainsworth’s termination without cause, for a period of nine months from the date of such termination, he is entitled to receive continued payment of his base salary and continuation of health insurance benefits. In addition, in the event that, within six months following a “change of control” of the Company, Mr. Ainsworth’s title or responsibilities are materially diminished or Mr. Ainsworth is terminated without cause, he is entitled, upon notice to the Company given not later than thirty (30) days following such material diminishment or termination, to the acceleration of vesting of half of the remaining unvested portion of any stock options or restricted stock awards previously granted to him and any unvested portion shall continue to vest ratably, or be forfeited, in accordance with the terms of such grants.

Brian Shure – The Company is a party to an employment agreement with Brian Shure dated as of November 10, 2020. Mr. Shure is entitled to an annual base salary of $250,000. He is also eligible to receive annual bonuses in such amounts and subject to such performance metrics or other criteria determined by the Board or its Compensation and Corporate Governance Committee from time to time, including performance-based bonuses or programs as determined at the discretion of the Board. Mr. Shure was granted options to purchase 300,000 Subordinate Voting Shares of the Company under its 2019 Stock Incentive Plan. 50,000 of the options were vested immediately upon grant. The remaining 250,000 options will vest in four equal annual installments on each anniversary of the date of the grant. In the event of Mr. Shure’s termination without cause, for a period of six months from the date of such termination, he is entitled to receive continued payment of his base salary and continuation of health insurance benefits. In addition, in the event that, within twelve months following a “change of control” of the Company, Mr. Shure’s title or responsibilities are materially diminished or Mr. Shure is terminated without cause, he is entitled, upon notice to the Company given not later than thirty (30) days following such material diminishment or termination, to the acceleration of vesting of the remaining unvested portion of the options granted.

Jenny Montenegro – The Company is a party to an employment agreement with Jenny Montenegro dated as of August 16, 2021. Ms. Montenegro is entitled to an annual base salary of $225,000. She is also eligible to receive annual bonuses in such amounts and subject to such performance metrics or other criteria determined by the Board or its Compensation and Corporate Governance Committee from time to time, including performance-based bonuses or programs as determined at the discretion of the Board. The employment agreement became effective August 16, 2021, upon completion of executive relocation, towards which Ms. Montenegro received $25,000 to defray expenses associated with the relocation. In the event of Ms. Montenegro’s termination without cause, for a period of three months from the date of such termination, she is entitled to receive continued payment of her base salary and continuation of health insurance benefits. In addition, in the event that, within twelve months following a “change of control” of the Company, Ms. Montenegro’s title or responsibilities are materially diminished or Ms. Montenegro is terminated without cause, she is entitled, upon notice to the Company given not later than thirty (30) days following such material diminishment or termination, to the acceleration of vesting of one half of the remaining unvested portion of the options granted and for a period of six months from the date of such termination, she is entitled to receive continued payment of her base salary and continuation of health insurance benefits.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by our named executive officers as of December 31, 2021.

	Option Awards				Stock Awards
	Number of	Number of			Number of	Market Value
	Securities	Securities			Shares or	of Shares or
	Underlying	Underlying			Units of	Units of
	Unexercised	Unexercised	Option	Option	Stock That	Stock That
	Option (#)	Option (#)	Exercise	Expiration	Have Not	Have Not
Officer	Exercisable	Unexercisable	Price ($)	Date	Vested (#)	Vested ($)
Mark Ainsworth	12,500	37,500	$0.85	1/2/2026	66,667	$73,600
	187,500	312,500	$0.346	4/15/2026

Brian Shure	62,500	237,500	$1.35	11/9/2026	50,000	$55,200

Jenny Montenegro	20,000	20,000	$0.68	12/10/2025	56,667	$62,560
	3,750	11,250	$0.85	1/2/2026
	112,500	187,500	$0.346	4/15/2026

Stock Option Plan and Other Incentive Plans

Equity Incentive Plan

The Corporation has adopted the Equity Incentive Plan, which was approved by its shareholders at the special meeting of shareholders held on January 26, 2019, and amended on April 10, 2020, and again on February 24, 2021, pursuant to approvals by the Board and the holder of all of the Super Voting Shares. The principal terms of the Equity Incentive Plan are described below.

Purpose

The purpose of the Equity Incentive Plan is to promote the interests of the Corporation and its Shareholders by aiding the Corporation in attracting and retaining employees, officers, consultants, advisors and nonemployee directors capable of assuring the future success of the Corporation, to offer such persons incentives to put forth maximum efforts for the success of the Corporation’s business and to compensate such persons through various stock and cash-based arrangements and provide them with opportunities for stock ownership in the Corporation, thereby aligning the interests of such persons with the Shareholders.

The Equity Incentive Plan permits the grant of (i) nonqualified stock options (“NQSOs”) and incentive stock options (“ISOs”) (collectively, “Options”), (ii) restricted stock awards, (iii) restricted stock units (“RSUs”), (iv) stock appreciation rights (“SARs”), (v) performance compensation awards (“Performance Awards”), (vi) payments (in cash, Subordinate Voting Shares, other securities, other awards or other property) equivalent to the amount of cash dividends paid by the Corporation to holders of Subordinate Voting Shares with respect to a number of Shares determined by the Compensation and Corporate Governance Committee (“Dividend Equivalents”), and (vii) other share-based awards, which are referred to herein collectively as “Awards,” as more fully described below.

The Compensation and Corporate Governance Committee may delegate to one or more officers or directors of the Corporation the authority to grant Awards, subject to such terms, conditions and limitations as the Compensation and Corporate Governance Committee may establish in its sole discretion and provided that such delegation of authority would not cause the Equity Incentive Plan to be noncompliant with applicable exchange rules or applicable corporate law.

Eligibility

Any of the Corporation’s employees, officers, directors, consultants, independent contractors or advisors providing services to the Corporation or any of its affiliates, or any such person to whom an offer of employment or engagement with the Corporation or any of its affiliates is extended, are eligible to participate in the Equity Incentive Plan (the “Participants”). The basis of participation of an individual under the Equity Incentive Plan, and the type and amount of any Award that an individual will be entitled to receive under the Equity Incentive Plan, will be determined by the Compensation and Corporate Governance Committee based on its judgment as to the best interests of the Corporation, and therefore cannot be determined in advance. Notwithstanding the foregoing, an ISO may only be granted to full-time or part-time employees, and an ISO shall not be granted to an employee of an affiliate of the Corporation unless such affiliate is also a “subsidiary corporation” of the Corporation within the meaning of Section 424(f) the United States Internal Revenue Code of 1986, as amended (the “Code”).

The maximum number of Subordinate Voting Shares that may be issued under all Awards under the Equity Incentive Plan is 13,205,932 Subordinate Voting Shares. The maximum number of Subordinate Voting Shares that may be issued pursuant to ISOs is 6,000,000 Subordinate Voting Shares. Any shares subject to an Award under the Equity Incentive Plan that are forfeited, cancelled, expire unexercised, are reacquired by the Corporation, are settled in cash, or are used or withheld to satisfy tax withholding obligations of a Participant shall again be available for Awards under the Equity Incentive Plan.

In the event of any dividend (other than a regular cash dividend) or other distribution (whether in the form of cash, Subordinate Voting Shares, other securities or other property), recapitalization, forward or reverse stock split, reorganization, merger, consolidation, split-up, split-off, combination, repurchase or exchange of Subordinate Voting Shares or other securities of the Corporation, issuance of warrants or other rights to acquire Subordinate Voting Shares or other securities of the Corporation, or other similar corporate transaction or event, which affects the Subordinate Voting Shares, the Compensation and Corporate Governance Committee may make such adjustment, which is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Equity Incentive Plan, to any or all of (i) the number and type of shares (or other securities or other property) which may thereafter be made the subject of Awards, (ii) the number and type of shares (or other securities or other property) subject to outstanding Awards, and (iii) the purchase price or exercise price relating to any Award.

If and so long as the Corporation is listed on the CSE (as is currently the case), the aggregate number of Subordinate Voting Shares issued or issuable to persons providing investor relations activities (as defined in CSE policies) as compensation within a one-year period, shall not exceed 1% of the total number of Subordinate Voting Shares then outstanding.

Awards

Options

The Compensation and Corporate Governance Committee is authorized to grant Options to purchase Subordinate Voting Shares that are either ISOs, meaning they are intended to satisfy the requirements of Section 422 of the Code, or NQSOs, meaning they are not intended to satisfy the requirements of Section 422 of the Code. Options granted under the Equity Incentive Plan will be subject to the terms and conditions established by the Compensation and Corporate Governance Committee.

Under the terms of the Equity Incentive Plan, unless the Compensation and Corporate Governance Committee determines otherwise in the case of an Option substituted for another Option in connection with a corporate transaction, the exercise price of the Options will not be less than the fair market value (as determined under the Equity Incentive Plan) of the shares at the time of grant. In the event that the Subordinate Voting Shares are listed on the CSE (as is currently the case), the fair market value shall not be lower than the greater of the closing price of the Subordinate Voting Shares on the CSE on (i) the trading day prior to the date of grant of the Options, and (ii) the date of grant of the Options.

Options granted under the Equity Incentive Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Compensation and Corporate Governance Committee and specified in the applicable award agreement. The maximum term of an option granted under the Equity Incentive Plan will be ten years from the date of grant. Payment in respect of the exercise of an Option may be made, among other forms, in cash or by check, in Subordinate Voting Shares (actually or by attestation), in other securities, other Awards or other property, or in any combination thereof, having a fair market value on the exercise date equal to the applicable exercise price. or by such other method as the Compensation and Corporate Governance Committee may determine to be appropriate. The Compensation and Corporate Governance Committee may, in its discretion, permit an Option to be exercised by delivering to the Participant a number of Subordinate Voting Shares having an aggregate fair market value (determined as of the date of exercise) equal to the excess, if positive, of the fair market value of the Subordinate Voting Shares underlying the Option being exercised on the date of exercise, over the exercise price of the Option for such Subordinate Voting Shares.

Restricted Stock

A restricted stock award is a grant of Subordinate Voting Shares, which are subject to such restrictions as the Compensation and Corporate Governance Committee may impose (including, without limitation, any limitation on the right to vote a Subordinate Voting Share underlying the restricted stock award or the right to receive any dividend or right or property with respect thereto), which restrictions may lapse or in combination at such time or times, in such installments or otherwise as the Compensation and Corporate Governance Committee may deem appropriate. The Compensation and Corporate Governance Committee will determine the price, if any, to be paid by the Participant for each Subordinate Voting Share subject to a restricted stock award. Except as otherwise determined by the Compensation and Corporate Governance Committee or as provided in an award agreement, upon a Participant’s termination of employment or service or resignation or removal as a director (in either case, as determined under criteria established by the Compensation and Corporate Governance Committee) during the applicable restriction period, all Subordinate Voting Shares underlying the restricted stock award held by such Participant at such time shall be forfeited and reacquired by the Corporation for cancellation at no cost to the Corporation; provided however, that the Compensation and Corporate Governance Committee may waive in whole or in part any or all remaining restrictions with respect to Subordinate Voting Shares underlying the restricted stock award.

RSUs

An RSU is a unit evidencing the right to receive a Subordinate Voting Share (or a cash payment equal to the fair market value of a Subordinate Voting Share) at some future date, provided that in the case of Participants who are liable to taxation under the Income Tax Act (Canada) in respect of amounts payable under the Equity Incentive Plan, that such date shall not be later than December 31 of the third calendar year following the year the services were performed in respect of the corresponding RSU awarded. Unless otherwise provided for in an award agreement, no Subordinate Voting Shares shall be issued at the time RSUs are granted. Except as otherwise determined by the Compensation and Corporate Governance Committee or as provided in an award agreement, upon a Participant’s termination of employment or service or resignation or removal as a director (in either case, as determined under criteria established by the Compensation and Corporate Governance Committee) during the applicable restriction period, all Subordinate Voting Shares underlying the RSUs held by such Participant at such time shall be forfeited and reacquired by the Corporation for cancellation at no cost to the Corporation; provided however, that the Compensation and Corporate Governance Committee may waive in whole or in part any or all remaining restrictions with respect to Subordinate Voting Shares underlying the RSUs.

Stock Appreciation Rights

An SAR entitles the recipient to receive, upon exercise of the SAR, the excess of (i) the fair market value of one Subordinate Voting Share on the date of exercise over (ii) the grant price of the SAR as specified by the Compensation and Corporate Governance Committee, which price shall not be less than 100% of the fair market value of one Subordinate Voting Share on the date of grant of the SAR, unless the SAR is granted in substitution for a stock appreciation right previously granted by an entity that is acquired by or merged with the Corporation or an affiliate (subject to applicable law and securities exchange rules). Subject to the terms of the Equity Incentive Plan and any applicable award agreement, the grant price, term, methods of exercise, dates of exercise, methods of settlement and any other terms and conditions of any SAR shall be as determined by the Compensation and Corporate Governance Committee, provided that no SAR may be exercised more than ten years from the grant date.

Performance Awards

Participants may be granted Performance Awards that may be denominated or payable in cash, Subordinate Voting Shares (including, without limitation, restricted stock and RSUs), other securities, other Awards or other property. Performance Awards granted under the Equity Incentive Plan confer on the holder thereof the right to receive payments, in whole or in part, upon the achievement of one or more objective performance goals during such performance periods as the Compensation and Corporate Governance Committee shall establish. Subject to the terms of the Equity Incentive Plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any Performance Award granted, the amount of any payment or transfer to be made pursuant to any Performance Award and any other terms and conditions of any Performance Award will be determined by the Compensation and Corporate Governance Committee.

Dividend Equivalents

The Compensation and Corporate Governance Committee may also grant Dividend Equivalents under which the Participant will be entitled to receive payments (in cash, Subordinate Voting Shares, other securities, other awards or other property) equivalent to the amount of cash dividends paid by the Corporation to holders of Subordinate Voting Shares with respect to a number of Shares determined by the Compensation and Corporate Governance Committee. Subject to the terms of the Equity Incentive Plan and any applicable award agreement, Dividend Equivalents may have such terms and conditions as the Compensation and Corporate Governance Committee determines, provided that (i) the Compensation and Corporate Governance Committee may not grant Dividend Equivalents to Participants in connection with grants of Options, SARs or other Awards the value of which is based solely on an increase in the value of the Subordinate Voting Shares after the date of grant of such Award, and (ii) dividend and Dividend Equivalent amounts may be accrued but shall not be paid unless and until the date on which all conditions or restrictions relating to such Award have been satisfied, waived or lapsed.

Other

The Compensation and Corporate Governance Committee may also grant other Awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, Subordinate Voting Shares (including, without limitation, securities convertible into Subordinate Voting Shares), as are deemed by the Compensation and Corporate Governance Committee to be consistent with the purpose of the Equity Incentive Plan.

General

Awards may be granted for no cash consideration or for any cash or other consideration as may be determined by the Compensation and Corporate Governance Committee or required by applicable law.

The Compensation and Corporate Governance Committee may impose restrictions on the grant, exercise or payment of an Award as it determines appropriate. Generally, Awards granted under the Equity Incentive Plan shall be non-transferable except by will or by the laws of descent and distribution. No Participant shall have any rights as a shareholder with respect to Subordinate Voting Shares covered by Options, SARs, restricted stock awards, or RSUs, unless and until such Awards are settled in Subordinate Voting Shares.

No Option (or, if applicable, SARs) shall be exercisable, no Subordinate Voting Shares shall be issued, no certificates for Subordinate Voting Shares shall be delivered and no payment shall be made under the Equity Incentive Plan except in compliance with all applicable laws.

The Board may amend, alter, suspend, discontinue or terminate the Equity Incentive Plan and the Compensation and Corporate Governance Committee may amend any outstanding Award at any time; provided that (i) such amendment, alteration, suspension, discontinuation, or termination shall be subject to the approval of the Shareholders if such approval is necessary to comply with any tax or regulatory requirement applicable to the Equity Incentive Plan (including, without limitation, as necessary to comply with any rules or requirements of an applicable securities exchange), and (ii) no such amendment or termination may adversely affect Awards then outstanding without the Award holder’s permission.

No award agreement may accelerate the exercisability of any Award or the lapse of restrictions relating to any Award in connection with a change in control event, unless such acceleration occurs upon the consummation of (or effective immediately prior to the consummation of, provided that the consummation subsequently occurs) such change in control event.

In the event of any reorganization, merger, consolidation, split-up, spin-off, combination, plan of arrangement, take-over bid or tender offer, repurchase or exchange of Subordinate Voting Shares or other securities of the Corporation or any other similar corporate transaction or event involving the Corporation (or the Corporation shall enter into a written agreement to undergo such a transaction or event), the Compensation and Corporate Governance Committee or the Board may, in its sole discretion, provide for any (or a combination) of the following to be effective upon the consummation of the event (or effective immediately prior to the consummation of the event, provided that the consummation of the event subsequently occurs):

•

termination of the Award, whether or not vested, in exchange for cash and/or other property, if any, equal to the amount that would have been attained upon the exercise of the vested portion of the Award or realization of the Participant’s vested rights,

•	replacement of the Award with other rights or property selected by the Compensation and Corporate Governance Committee or the Board, in its sole discretion,

•

assumption of the Award by the successor or survivor corporation, or a parent or subsidiary thereof, or shall be substituted for by similar options, rights or awards covering the stock of the successor or survivor corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices,

•

that the Award shall be exercisable or payable or fully vested with respect to all Subordinate Voting Shares covered thereby, notwithstanding anything to the contrary in the applicable award agreement, or

•	that the Award cannot vest, be exercised or become payable after a date certain in the future, which may be the effective date of the event.

To the full extent permitted by law, the members of the Board, the Compensation and Corporate Governance Committee and each person to whom the Compensation and Corporate Governance Committee delegates authority under the Equity Incentive Plan will not be liable for any action taken or determination made in good faith with respect to the Equity Incentive Plan or any Award made under the Equity Incentive Plan, and will be entitled to indemnification by the Corporation, in addition to such other rights of indemnification they may have by virtue of their position with the Corporation, with regard to such actions and determinations.

Tax Withholding

The Corporation may take such action as it deems appropriate to ensure that all applicable federal, state, local and/or foreign payroll, withholding, income or other taxes, which are the sole and absolute responsibility of a Participant, are withheld or collected from such Participant.

Legacy Incentive Plan

Pursuant to and upon completion of the RTO, the Corporation assumed the obligations under the Options outstanding at such time issued by Indus Holding under its 2016 Stock Incentive Plan (the “Legacy Incentive Plan”) and the obligations under the Legacy Incentive Plan solely with respect to such assumed Options (no further grants were made under the Legacy Incentive Plan following completion of the RTO). The principal terms of the Legacy Incentive Plan, as they relate to the Options issued thereunder, are described below.

Purpose

The purpose of the Legacy Incentive Plan is to attract, retain, reward and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Corporation and to incentivize them to expend maximum effort for the growth and success of the Corporation, so as to strengthen the mutuality of the interests between the eligible individuals and the shareholders of Indus.

Eligibility

If the outstanding Subordinate Voting Shares are increased or decreased or changed into or exchanged for a different number or kind of shares or other securities by reason of any recapitalization, reclassification, reorganization, stock split, reverse split, combination of shares, exchange of shares, stock dividend or other distribution payable in shares of Indus or other increase or decrease in such shares effected without receipt of consideration by Indus, an appropriate and proportionate adjustment shall be made by the Compensation and Corporate Governance Committee to: (i) the aggregate number and kind of shares available under the Legacy Incentive Plan, (ii) the calculation of the reduction of Subordinate Voting Shares available under the Legacy Incentive Plan, (iii) the number and kind of shares issuable pursuant to outstanding awards granted under the Legacy Incentive Plan and/or (iv) the exercise price of outstanding Options granted under the Legacy Incentive Plan. No fractional Subordinate Voting Shares or units or other securities shall be issued pursuant to any such adjustment under the Legacy Incentive Plan, and any fractions resulting from any such adjustment shall be eliminated in each case by rounding downward to the nearest whole share or unit. Any adjustments made under the Legacy Incentive Plan with respect to any incentive stock options must be made in accordance with Section 424 of the Code.

Options

Each Option granted under the Legacy Incentive Plan may be designated by the Compensation and Corporate Governance Committee, in its sole discretion, as either (i) an ISO, or (ii) an NQSO. Options designated as ISOs that fail to continue to meet the requirements of Section 422 of the Code shall be re-designated as NQSOs automatically on the date of such failure to continue to meet such requirements without further action by the Compensation and Corporate Governance Committee. In the absence of any designation, Options granted under the Legacy Incentive Plan will be deemed to be NQSOs.

Subject to the limitations set forth in the Legacy Incentive Plan relating to ISOs, Options granted under the Legacy Incentive Plan and all rights to purchase Subordinate Voting Shares thereunder shall terminate no later than the tenth anniversary of the grant date of such Options, or on such earlier date as may be stated in the award agreement relating to such Option. In the case of Options expiring prior to the tenth anniversary of the grant date, the Compensation and Corporate Governance Committee may in its discretion, at any time prior to the expiration or termination of said Options, extend the term of any such Options for such additional period as it may determine, but in no event beyond the tenth anniversary of the grant date thereof.

No Options may be exercised prior to the satisfaction of the conditions and vesting schedule provided for in the Legacy Incentive Plan and in the award agreement relating thereto. Unless otherwise provided in the award agreement, 25% of the Options shall vest on each anniversary of the grant date, and there shall be no proportionate or partial vesting in the periods between the vesting dates and all vesting shall occur only on the aforementioned vesting dates.

Payment of the exercise price for the Subordinate Voting Shares purchased pursuant to the exercise of an Option shall be made by (i) cash, certified or cashier’s check, bank draft or money order or (ii) any other method which the Compensation and Corporate Governance Committee, in its sole and absolute discretion and to the extent permitted by applicable law, may permit.

Unless otherwise provided in an award agreement, upon the termination of the employment or other service of a participant with the Corporation for any reason, all of the participant’s outstanding Options (whether vested or unvested) shall be subject to the rules of the Legacy Incentive Plan. Upon such termination, the participant’s unvested Options shall expire. Notwithstanding anything in the Legacy Incentive Plan to the contrary, the Compensation and Corporate Governance Committee may provide, in its sole and absolute discretion, that following the termination of employment or other service of a participant with the Corporation for any reason (i) any unvested Options held by the participant shall vest in whole or in part, at any time subsequent to such termination of employment or other service, and/or (ii) a participant or the participant’s estate, devisee or heir at law (whichever is applicable), may exercise an Option, in whole or in part, at any time subsequent to such termination of employment or other service and prior to the termination of the Option pursuant to its terms that are unrelated to termination of service. Unless otherwise determined by the Compensation and Corporate Governance Committee, temporary absence from employment or other service because of illness, vacation, approved leaves of absence or military service shall not constitute a termination of employment or other service.

If a participant’s termination of employment or other service is for any reason other than death, disability, cause or a voluntary termination within ninety (90) days after occurrence of an event which would be grounds for termination of employment or other service by the Corporation for cause, any Option held by such participant may be exercised, to the extent exercisable at termination, by the participant at any time within a period not to exceed ninety (90) days from the date of such termination, but in no event after the termination of the Option pursuant to its terms that are unrelated to termination of service. If a participant dies while in the employment or other service of the Corporation, any Option held by such participant may be exercised, to the extent exercisable at termination, by the participant’s estate or the devisee named in the participant’s valid last will and testament or the participant’s heir at law who inherits the Option, at any time within a period not to exceed one hundred eighty (180) days after the date of such participant’s death, but in no event after the termination of the Option pursuant to its terms that are unrelated to termination of service. In the event the termination is for cause or is a voluntary termination within ninety (90) days after occurrence of an event which would be grounds for termination of employment or other service by the Corporation for cause (without regard to any notice or cure period requirement), any Option held by the participant at the time of such termination shall be deemed to have terminated and expired upon the date of such termination.

Change in Control

Upon the occurrence of a change in control of the Corporation, the Compensation and Corporate Governance Committee may in its sole and absolute discretion, provide on a case by case basis that (i) that all unvested awards, and all vested awards that are required to be exercised to realize the full benefit thereof that have not been exercised, shall terminate, provided that participants shall have the right, immediately prior to the occurrence of such change in control and during such reasonable period as the Compensation and Corporate Governance Committee in its sole discretion shall determine and designate, to exercise any such vested award, (ii) that all unvested awards, and all vested awards that are required to be exercised to realize the full benefit thereof that have not been exercised, shall terminate, provided that participants shall be entitled to a cash payment equal to the change in control price with respect to shares subject to the vested portion of the award net of the exercise price thereof, if applicable, (iii) provide that, in connection with a liquidation or dissolution of Indus, awards that are required to be exercised to realize the full benefit thereof that have not been exercised, to the extent vested, shall convert into the right to receive liquidation proceeds net of the exercise price (if applicable), (iv) accelerate the vesting of awards and (v) any combination of the foregoing. In the event that the Compensation and Corporate Governance Committee does not terminate or convert an unvested award, or a vested award that is required to be exercised to realize the full benefit thereof that has not been exercised, upon a change in control of Indus, then the award shall be assumed, or substantially equivalent awards shall be substituted, by the acquiring, or succeeding corporation (or an affiliate thereof).

Right of Repurchase

Unless otherwise provided in an award agreement, Indus shall have the right to repurchase the Subordinate Voting Shares issued with respect to any participant, following such participant’s termination of employment and service with the Corporation for any reason. The price for repurchasing the Subordinate Voting Shares shall be equal to the fair market value of the Subordinate Voting Shares, as determined on the day of such termination. Should Indus fail to exercise such repurchase right within one hundred and eighty (180) days following the later of (i) the date of such participant’s termination of employment or service; or (ii) the date Subordinate Voting Shares are issued to the participant, Indus shall be deemed to have waived such right.

General

All awards granted pursuant to the Legacy Incentive Plan are to be evidenced by an award agreement. The terms of each award agreement need not be identical for eligible individuals provided that each award agreement shall comply with the terms of the Legacy Incentive Plan.

A participant may not transfer an award other than by will or the laws of descent and distribution. Awards may be exercised during the participant’s lifetime only by the participant. No award shall be liable for or subject to the debts, contracts, or liabilities of any participant, nor shall any award be subject to legal process or attachment for or against such person. Any purported transfer of an award in contravention of the provisions of the Legacy Incentive Plan shall have no force or effect and shall be null and void, and the purported transferee of such award shall not acquire any rights with respect to such award. Notwithstanding anything to the contrary, the Compensation and Corporate Governance Committee may in its sole and absolute discretion permit the transfer of an award to a participant’s family member under such terms and conditions as specified by the Compensation and Corporate Governance Committee. In such case, such award shall be exercisable only by the transferee approved of by the Compensation and Corporate Governance Committee. To the extent that the Compensation and Corporate Governance Committee permits the transfer of an ISO to a family member, so that such Option fails to continue to satisfy the requirements of an incentive stock option under the Code, such Option shall automatically be re-designated as an NQSO.

Subject to the terms and conditions of the Legacy Incentive Plan, the Compensation and Corporate Governance Committee may modify outstanding awards, provided that, except as expressly provided in the Legacy Incentive Plan, no modification of an award shall adversely affect any rights or obligations of the participant under the applicable award agreement without the participant’s consent. Nothing in the Legacy Incentive Plan shall limit the right of the Corporation to pay compensation of any kind outside the terms of the Legacy Incentive Plan.

Other than the Equity Incentive Plan and the Legacy Incentive Plan, the Corporation does not have any incentive or compensation-based security plans under which awards are granted.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2021.

Name	Stock Awards	Total
George Allen	$-	$-
William Anton	$85,350	$85,350
Bruce Gates	$85,350	$85,350
Stephanie Harkness	$85,350	$85,350

Compensation of Directors

The level of compensation for directors is determined on an ad hoc basis after consideration of various relevant factors, including the expected nature and quantity of duties and responsibilities, past performance, comparison with compensation paid by other issuers of comparable size and stage of development in the cannabis industry, and the availability of financial and other resources of the Corporation. The Compensation and Corporate Governance Committee of the Board is responsible for determining all forms of compensation to be granted to the directors of the Corporation, which compensation is recommended to the Board for approval.

 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The tables below sets forth information with respect to the beneficial ownership of our Super Voting Shares and Subordinate Voting Shares as of March 24, 2022 by:

•	each person or entity known by us to own beneficially more than 5% of our outstanding Subordinate Voting Shares;

•	each of our directors and executive officers individually; and

•	all of our executive officers and directors as a group.

The Super Voting Shares carry 1,000 votes per share. The Subordinate Voting Shares carry 1 vote per share. As of March 24, 2022, the Subordinate Voting Shares represented approximately 33.1% of the voting power of our outstanding voting securities and approximately 59.8% of the voting power of our voting securities on a fully diluted basis, and the Super Voting Shares represented approximately 66.9% of the voting power of our outstanding voting securities and approximately 40.2% of the voting power of our voting securities on a fully diluted basis. Fully diluted calculations take into account Subordinate Voting Shares issuable upon the conversion of outstanding debentures, the redemption of Class B Common Shares of our subsidiary, Indus Holding Company, and the exercise of outstanding warrants and options and Subordinate Voting Shares subject to unvested restricted stock units.

The Super Voting Shares are held by Robert Weakley. Mr. Weakley served as Chairman and Chief Executive Officer of the Company from the date of the reverse takeover transaction with Indus Holding Company (the “RTO”) until April 2020 and thereafter as a member of our board of directors until October 2020. Mr. Weakley has entered into an agreement with the Company to vote the Super Voting Shares in accordance with the voting agreement described below (the “Voting Agreement”) and otherwise as directed by our board of directors.

In connection with the initial closing in April 2020 of the Corporation’s private placement of convertible debentures and warrants (the “Convertible Debenture Offering”), the Company and Mr. Weakley entered into the Voting Agreement with the investors in the Convertible Debenture Offering. Pursuant to the Voting Agreement, Mr. Weakley and such investors have agreed to maintain the size of our board of directors at seven directors and to vote all of their voting securities (including the Super Voting Shares) to elect three persons (currently George Allen, Brian Shure, and Jeffrey Monat) designated by a majority in interest of the debenture holders (“Investor Directors”), three persons (currently Mark Ainsworth, William Anton, and Stephanie Harkness) designated by a majority of the incumbent directors or their successors or, in the event no such director is then serving, Mr. Weakley (“Indus Directors”) and one person designated by mutual agreement of a majority of the Investor Directors and a majority of the Indus Directors (currently Bruce Gates). In addition, the parties to the Voting Agreement agreed to take such actions as are within their control to maintain audit, compensation, and corporate governance committees consisting of an equal number of non-employee Investor Directors and Indus Directors.

Mr. Weakley is also party to an investment agreement with the Company pursuant to which the Super Voting Shares may be transferred only with the Company’s consent. The Company has agreed to grant its consent to a transfer by Mr. Weakley to certain family members, trusts for their benefit, and entities controlled by Mr. Weakley or such family members, in each case subject to the entry by the transferee into an accession agreement with the Company providing for the same restrictions on transfer and pursuant to which the transferee agrees to comply with Mr. Weakley’s obligations under the Voting Agreement. The investment agreement prohibits the Company from consenting to a transfer that would result in the Super Voting Shares being acquired pursuant to a change of control transaction, as defined in the investment agreement. Pursuant to the investment agreement, in the event of a non-permitted transfer by Mr. Weakley, or upon a change of control transaction, the Super Voting Shares shall be redeemed by the Company for their original purchase price of $40,000. The holders of Subordinate Voting Shares will not be entitled to participate in any such permitted transfer or redemption under the terms of the Subordinate Voting Shares or under any coattail or similar agreement.

To our knowledge, except as discussed above, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of our company. Unless otherwise noted below, the address of each other person listed on the table is c/o Lowell Farms Inc., 19 Quail Run Circle – Suite B, Salinas, California 93907.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, our shares that may be acquired within 60 days of the date of the table below, including but not limited to by reason of any right to acquire such shares (a) through the exercise of any option, warrant or right, (b) through the conversion of a security, (c) pursuant to the power to revoke a trust, discretionary account, or similar arrangement or (d) pursuant to the automatic termination of a trust, discretionary account or similar arrangement, are deemed beneficially owned by the holders of such equity awards and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. As of March 24, 2022, 202,590 Super Voting Shares and 100,288,094 Subordinate Voting Shares were issued and outstanding.

Super Voting Shares

	Super Voting Shares Beneficially Owned	Percentage of Super Voting Shares Beneficially Owned (%)

Robert Weakley	202,590	100.00%

Subordinate Voting Shares
	Subordinate Voting Shares Beneficially Owned	Percentage of Subordinate Voting Shares Beneficially Owned (%)
Directors and Named Executive Officers:
George Allen (1)	62,372,412	38.46%
Mark Ainsworth (2)	1,763,515	1.74%
Stephanie Harkness (3)	1,588,309	1.56%
William Anton (4)	3,654,580	3.53%
Brian Shure (5)	14,572,826	13.06
Bruce Gates (6)	101,950	*
Jeff Monat (7)	18,750	*
Jenny Montenegro (8)	196,183	*
All executive officers and directors as a group (8 persons)	84,268,525	46.81%

5% or Greater Stockholders:
Geronimo Fund (9)	45,364,310	31.15%
Geronimo CVOF Manager, LLC (10)	46,964,436	31.89%
Geronimo Capital, LLC (11)	14,957,476	13.00%
The Hacienda Company, LLC	21,771,897	21.71%
Hannah Buchan (12)	22,224,771	22.16%
Beehouse Entities (13)	39,178,859	37.13%
Gregory Heyman (14)	39,228,859	37.18%
Merida Funds (15)	9,771,858	8.92%
Joseph P. Landy Wagner Partners LLC (16)	19,248,500	16.10%
Kevin McGrath (17)	10,929,968	9.91%
John Farrell/Yaax Capital US, Inc. (18)	5,286,666	5.01%

Subordinate Voting Shares

_______________

*	Represents beneficial ownership of less than 1%.
(1)

Includes 22,682,155 Subordinate Voting Shares issuable upon the conversion of convertible debentures and 22,682,155 Subordinate Voting Shares issuable upon the exercise of warrants held by Geronimo Central Valley Opportunity Fund, LLC; 800,063 Subordinate Voting Shares issuable upon the conversion of convertible debentures and 800,063 Subordinate Voting Shares issuable upon the exercise of warrants held by Geronimo CVOF Manager, LLC; 7,328,738 Subordinate Voting Shares issuable upon the conversion of convertible debentures and 7,428,738 Subordinate Voting Shares issuable upon the exercise of warrants held by Geronimo Capital, LLC; and 133,500 and 50,000 Subordinate Voting Shares issuable upon the exercise of warrants and options, respectively, held by Mr. Allen. Mr. Allen is the sole member of Geronimo Capital, LLC and the sole manager of Geronimo CVOF Manager, LLC. Geronimo CVOF Manager, LLC is the sole manager of Geronimo Central Valley Opportunity Fund, LLC.

(2)	Includes 1,019,765 Subordinate Voting Shares issuable upon redemption of Indus Redeemable Shares and 293,750 Subordinate Voting Shares issuable upon the exercise of options held by Mr. Ainsworth.
(3)

Includes 811,104 Subordinate Voting Shares issuable upon redemption of Indus Redeemable Shares, 177,500 Subordinate Voting Shares issuable upon the exercise of warrants and 28,750 Subordinate Voting Shares issuable upon the exercise of options held by Ms. Harkness; and 190,231 Subordinate Voting Shares issuable upon redemption of Indus Redeemable Shares and 245,724 Subordinate Voting Shares issuable upon the exercise of warrants held by a family trust of which Ms. Harkness is a trustee. Excludes 482,667 Subordinate Voting Shares issuable upon redemption of Indus Redeemable Shares and 22,500 Subordinate Voting Shares issuable upon the exercise of warrants held by Ms. Harkness’ spouse, as to which Ms. Harkness disclaims beneficial ownership.

(4)

Includes 460,000 Subordinate Voting Shares issuable upon redemption of Indus Redeemable Shares and 28,750 Subordinate Voting Shares issuable upon the exercise of options held by Mr. Anton; and 1,026,095 Subordinate Voting Shares issuable upon the conversion of convertible debentures, 532,917 Subordinate Voting Shares issuable upon redemption of Indus Redeemable Shares and 1,271,818 Subordinate Voting Shares issuable upon the exercise of warrants held by Anton Enterprises, Inc. Mr. Anton is the president and sole stockholder of Anton Enterprises, Inc.

(5)

Includes 281,250 Subordinate Voting Shares issuable upon the exercise of options held by Mr. Shure; 1,882,000 outstanding Subordinate Voting Shares, 4,950,000 Subordinate Voting Shares issuable upon the conversion of convertible debentures and 5,866,000 Subordinate Voting Shares issuable upon the exercise of warrants held by Ambrose Capital Holdings, LP;  1,882,000 outstanding Subordinate Voting Shares and 200,000 Subordinate Voting Shares issuable upon the exercise of warrants held by AMTG Holdings, LLLP; 184,800 outstanding Subordinate Voting Shares and 50,000 Subordinate Voting Shares issuable upon the exercise of warrants held by HSK Holdings, LLC; and 300,000 Subordinate Voting Shares held by the Brian K. Shure Charitable Trust Lead Annuity. Mr. Shure is the President of Ambrose Capital Partners, LLC, which is the general partner of Ambrose Capital Holdings, LP, President of AMTG Management, Inc., which is the general partner of AMTG Holdings, LLLP, Managing Member of HSK Holdings, LLC and the sole trustee of the Brian K. Shure Charitable Trust Lead Annuity.

(6)	Includes 18,750 Subordinate Voting Shares issuable upon the exercise of options held by Mr. Gates.
(7)	Includes 18,750 Subordinate Voting Shares issuable upon the exercise of options held by Mr. Monat.
(8)	Includes 177,500 Subordinate Voting Shares issuable upon the exercise of options held by Ms. Montenegro.
(9)

Consists of 22,682,155 Subordinate Voting Shares issuable upon the conversion of convertible debentures and 22,682,155 Subordinate Voting Shares issuable upon the exercise of warrants held by Geronimo Fund.

(10)

Consists of 800,063 Subordinate Voting Shares issuable upon the conversion of convertible debentures and 800,063 Subordinate Voting Shares issuable upon the exercise of warrants held by Geronimo CVOF Manager, LLC and 22,682,155 Subordinate Voting Shares issuable upon the conversion of convertible debentures and 22,682,155 Subordinate Voting Shares issuable upon the exercise of warrants held by Geronimo Fund.

(11)

Includes 7,328,738 Subordinate Voting Shares issuable upon the conversion of convertible debentures and 7,428,738 Subordinate Voting Shares issuable upon the exercise of warrants held by Geronimo Capital, LLC.

(12)	Consists of 22,224,771 Subordinate Voting Shares held by The Hacienda Company, LLC (“Hacienda”). Ms. Buchan is the sole manager of Hacienda.
(13)

Consists of 21,771,897 Subordinate Voting Shares held by Hacienda and 12,183,462 outstanding Subordinate Voting Shares and 5,223,500 Subordinate Voting Shares issuable upon the exercise of warrants held by Beehouse Partners, LP (“Beehouse Partners”). Beehouse, LLC is the investment manager of two SPVs that collectively own a majority interest in Hacienda and is also the investment manager of Beehouse Partners. Beehouse Manager, LLC (together with Beehouse, LLC, the “Beehouse Entities”) is the manager of Beehouse, LLC.

(14)

Consists of the Subordinate Voting Shares beneficially owned by the Beehouse Entities and 50,000 Subordinate Voting Shares held by Mr. Heyman. Mr. Heyman is the sole and managing member of Beehouse Manager, LLC.

(15)

Reflects beneficial ownership of Merida Capital Partners QP LP , Merida Capital Partners III LP , Merida Capital Partners III Offshore  and Merida Capital Partners III AI LP (the “Merida Funds”). Includes 9,271,858 Subordinate Voting Shares issuable upon the exercise of warrants held by the Merida Funds.

(16)	Consists of 9,624,250 Subordinate Voting Shares issuable upon the conversion of a convertible debenture and 9,624,250 Subordinate Voting Shares issuable upon the exercise of warrants.
(17)	Includes 5,015,984 Subordinate Voting Shares issuable upon the conversion of a convertible debenture and 5,150,984 Subordinate Voting Shares issuable upon the exercise of warrants held by Mr. McGrath.
(18)

Includes 258,460 Subordinate Voting Shares issuable upon the conversion of a convertible debenture and 258,460 Subordinate Voting Shares issuable upon the exercise of warrants held by Mr. Farrell and 2,384,873 Subordinate Voting Shares issuable upon the conversion of a convertible debenture and 2,384,873 Subordinate Voting Shares issuable upon the exercise of warrants held by Yaax Capital USA, Inc.. Yaax Capital USA, Inc. is wholly owned by Yaax Capital LP. Mr. Farrell is the managing partner of Yaax Capital LP.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2021, concerning our compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by stockholders (1)	7,333,793	$1.01	4,694,331
Equity compensation plans not approved by stockholders	-	-	-

____________

(1) In connection with the RTO, the Company assumed the 2016 stock incentive plan of Indus Holding Company and outstanding option awards thereunder became exercisable for Subordinate Voting Shares. Of the Company’s 7,333,793 outstanding awards on December 31, 2021, 747,000 were issued under the legacy 2016 stock incentive plan and the remainder were issued under the Company’s 2019 stock incentive plan. No further awards will be made pursuant to the 2016 stock incentive plan.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following includes a summary of transactions during our fiscal years ended December 31, 2021 and 2020 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Certain officers and directors of the Company purchased an aggregate of 2,900,000 Units pursuant to the PIPE transaction that closed on August 30, 2021 on the same terms as the other participants in the PIPE transaction.  Participation by such insiders of the Company in the PIPE transaction was approved by the disinterested directors of the Company.

Prior to January 1, 2021, we contracted with Edible Management, LLC, a California limited liability company controlled by Robert Weakley and Mark Ainsworth for various management services, including the development and marketing of our brands, the development of standard operating procedures for the sale of our products in California, industry specific strategic marketing advice, quarterly reporting, sales, legal and human resources support services and coordination efforts with our licensees. In exchange for such services, we reimbursed Edible Management for payroll and all other out-of-pocket expenses on a dollar-for-dollar basis and provided rent free office space to Edible Management. Prior to January 1, 2021, Cypress Manufacturing Company, one of our subsidiaries, also contracted with Edible Management for management services. In addition to the reimbursement of expenses and the provision of free office space, Cypress Manufacturing Company paid Edible Management a monthly incentive commission of 2% of gross sales through June 30, 2018, which amounted to a payment of $650,000 in the aggregate. Effective as of January 1, 2021, the services of Edible Management were discontinued and Wellness Innovation Group Incorporated, a subsidiary of Indus Holding Company, assumed all functions previously conducted by Edible Management. Amounts paid to Edible Management pursuant to the foregoing arrangements were nil and $11.4 million for the years ended December 31, 2021 and 2020, respectively.

Director Independence

Our Board of Directors includes George Allen, Mark Ainsworth, Stephanie Harkness, William Anton, Brian Shure, Bruce Gates and Jeff Monat, of which all members except George Allen, Mark Ainsworth, and Brian Shure are deemed to be independent. George Allen is not considered independent because of his position as the founder of Geronimo Capital, LLC, the lead lender that participated in the Convertible Debenture Offering. Mark Ainsworth and Brian Shure are not considered independent because of their executive positions with the Corporation. Although our securities are not listed on any U.S. national securities exchange, we use the definition of independence applied by the New York Stock Exchange (“NYSE”) to determine which directors are “independent.” We also use the definition of independence under NI 58-101.

None of the directors are presently directors of other reporting issuers.

Item 14. Principal Independent Accountant Fees and Services

Aggregate fees billed by GreenGrowth CPAs for the years ended December 31, 2021, and December 31, 2020, are detailed in the table below.

	2021 ($)	2020 ($)
Audit Fees(1)	$120,180	$126,150
Audit-Related Fees(2)	—	55,150
Tax Fees(3)	—	—
All Other Fees(4)	—	39,200
Total Fees Paid	$120,180	$220,500

_______________

(1)	Fees for audit service on an accrual basis.

(2)

Fees not included in audit fees that are billed by the independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements.

(3)	Fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)

All fees billed by the independent registered public accounting firm for products and services not included in the foregoing categories, which consisted of the audit of the historical financial statements of an acquisition target for 2020 and 2021.

Pre-Approval of Non-Audit Services

The Audit Committee will pre-approve the appointment of the independent auditor for any non-audit service to be provided to the Corporation. Before the appointment of the independent auditor for any non-audit service, the Audit Committee will consider the compatibility of the service with the independent auditor’s independence. The Audit Committee may pre-approve the appointment of the independent auditor for any non-audit services by adopting specific policies and procedures, from time to time, for the engagement of the independent auditor for non-audit services. Such policies and procedures will be detailed as to the particular service, and the Audit Committee must be informed of each service, and the procedures may not include delegation of the Audit Committee’s responsibilities to management. In addition, the Audit Committee may delegate to one or more members the authority to pre-approve the appointment of the independent auditor for any non-audit service to the extent permitted by applicable law provided that any pre-approvals granted pursuant to such delegation shall be reported to the Audit Committee at its next scheduled meeting.

Part IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements: The information concerning Lowell Farms Inc. financial statements and the Report of Independent Registered Public Accounting Firm required by this Item 15(a)(1) is incorporated by reference herein to the section of this Annual Report on Form 10-K in Part II, Item 8, titled “Financial Statements and Supplementary Data.”

2. Financial Statement Schedule: The following financial statement schedule Lowell Farms, Inc., for the fiscal years ended December 31, 2021, 2020 and 2019, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance	Charged to	(Deductions)	Balance
	Beginning	Costs and	Recoveries/	End of
(in thousands)	of Year	Expenses	Other	Year
Allowance for doubtful accounts:
Year Ended December 31, 2021	$1,389	$870	$(1,120)	$1,139
Year Ended December 31, 2020	$2,595	$1,195	$(2,401)	$1,389
Year Ended December 31, 2019	$250	$2,346	$(1)	$2,595

EXHIBIT INDEX

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits: See Item 15(b) below. We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

(b) Exhibits:

The exhibits listed on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K is incorporated herein by reference as the list of exhibits required by this Item 15(b).

(c) Financial Statement Schedules: See Item 15(a) above.

Exhibit No.	Exhibit Description
2.1	Business Combination Agreement, dated March 29, 2019 between Mezzotin Minerals Inc., Indus Holding Company, 2670995 Ontario Inc. and 2670764 Ontario Inc. (1)
3.1	Articles of Incorporation of Indus Holdings, Inc. (1)
3.2	Certificate of Name Change of Indus Holdings, Inc. to Lowell Farms Inc., dated March 1, 2021. (1)
3.3	Notice of Articles of Lowell Farms Inc. (1)
4.1	Form of Convertible Debenture. (1)
4.2	Description of Securities. (2)
9.1	Voting Agreement, dated as of April 10, 2020, by and among Indus Holdings, Inc., holders of senior secured convertible debentures and Robert Weakley. (1)
9.2	Letter Agreement, dated April 10, 2020, among Indus Holdings, Inc., Edible Management, LLC and Robert Weakley. (1)
10.1	Lease Agreement, dated April 1, 2017, between Tinhouse, LLC and Cypress Holding Company, LLC. (1)
10.2	Amended and Restated Support Agreement, dated as of April 10, 2020, between Indus Holdings, Inc. and Indus Holding Company. (1)
10.3	Investment Agreement, dated as of April 26, 2019, among Indus Holdings, Inc., and Robert Weakley. (1)
10.4	Debenture and Warrant Purchase Agreement, dated as of April 10, 2020, by and among Indus Holding Company, Indus Holdings, Inc. and certain purchasers listed on Schedule I thereto. (1)
10.5	Form of April 2020 Warrant. (1)
10.6	Warrant Indenture, dated December 21, 2020, between Indus Holdings, Inc. and Odyssey Trust Company. (1)
10.7	Employment Agreement, entered into as of July 1, 2020, by and between Edible Management, LLC and Mark Ainsworth. (1) (3)
10.8	Employment Agreement, entered into as of November 10, 2020, by and between Edible Management, LLC and Brian Shure. (1) (3)
10.9

Asset Purchase Agreement, dated as of February 25, 2021, by and among The Hacienda Company, LLC, Brand New Concepts, LLC, LFCO, LLC, Lowell Farms LLC, LFHMP, LLC, LFLC, LLC, Indus LF LLC and Indus Holdings, Inc. (1)

10.10	Indus Holding Company 2016 Stock Incentive Plan (1) (3)
10.11	Indus Holdings, Inc. 2019 Stock and Incentive Plan (1) (3)
10.12	Purchase Agreement dated as of June 29, 2021, among Lowell SR LLC, Lowell Farms Inc., Michael Gregory, C Quadrant LLC, AMAG Holdings LLC and Michael Gregory, as representative.(4)
10.13	Loan Agreement dated as of June 29, 2021 between Viridescent Realty Trust, Inc. and Lowell SR LLC. (4)
10.14	Form of PIPE Subscription Agreement. (5)
10.15	Form of PIPE Warrant. (5)
10.16	Employment Agreement, entered into as of August 16, 2021, by and between Lowell Farms Inc. and Jenny Montenegro (2)(3)
21.1	Subsidiaries of Lowell Farms Inc. (2)
31.1

Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2

Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)
101.INS	XBRL Instance Document.
104	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference from the Form 10 filed on March 9, 2021, as amended.
(2)	Filed herewith.
(3)	Management compensatory plan or arrangement.
(4)	Incorporated by reference from the Form 8-K filed on July 6, 2021.
(5)	Incorporated by reference from the Form 8-K filed on September 3, 2021.
(6)

Furnished herewith. This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2022.

LOWELL FARMS, INC.

Date: March 31, 2022	By:	/s/ Mark Ainsworth
Mark Ainsworth
Chief Executive Officer (principal executive officer) and Director

Date: March 31, 2022	By:	/s/ Brian Shure
Brian Shure
Executive Vice President, Finance and Chief Financial Officer (principal financial and accounting officer) and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Ainsworth and Brian Shure, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2022	By:	/s/ George Allen
George Allen
Chairman

Date: March 31, 2022	By:	/s/ William Anton
William Anton
Director

Date: March 31, 2022	By:	/s/ Bruce Gates
Bruce Gates
Director

Date: March 31, 2022	By:	/s/ Stephanie Harkness
Stephanie Harkness
Director

Date: March 31, 2022	By:	/s/ Jeffrey Monat
Jeffrey Monat
Director

