Form 10-Q
period 2022-03-31
Lowell Farms Inc.
filed 2022-05-10
CIK 1838128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2022

or

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

There were 100,288,094 shares of the Registrant’s Subordinate Voting Shares outstanding as of May 9, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LOWELL FARMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$5,886	$7,887
Accounts Receivable - net of allowance for doubtful accounts of $827 and $1,139 at March 31, 2022 and December 31, 2021, respectively	5,644	8,222
Inventory	15,807	13,343
Prepaid expenses and other current assets	2,702	1,976
Total current assets	30,039	31,428
Property and equipment, net	63,833	64,779
Other intangibles, net	40,674	40,756
Other assets	346	416

Total assets	$134,892	$137,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,317	$3,102
Accrued payroll and benefits	744	650
Notes payable, current portion	258	221
Lease obligation, current portion	2,503	2,444
Other current liabilities	6,224	3,706
Total current liabilities	12,046	10,123
Notes payable	19	28
Lease obligation	33,407	34,052
Convertible debentures	14,196	14,012
Mortgage obligation	8,813	8,857
Total liabilities	68,481	67,072
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Share capital	189,529	189,368
Accumulated deficit	(123,118)	(119,061)
Total stockholders’ equity	66,411	70,307

Total liabilities and stockholders’ equity	$134,892	$137,379

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Net revenue	$12,409	$11,026
Cost of goods sold	10,835	12,503

Gross profit (loss)	1,574	(1,477)

Operating expenses
General and administrative	2,164	2,460
Sales and marketing	1,761	1,441
Depreciation and amortization	108	324
Total operating expenses	4,033	4,225

Loss from operations	(2,459)	(5,702)

Other income/(expense)
Other income (expense)	(143)	(229)
Unrealized change in fair value of investment	(70)	106
Interest expense	(1,310)	(831)
Total other income (expense)	(1,523)	(954)

Loss before provision for income taxes	(3,982)	(6,656)
Provision for income taxes	75	63
Net loss	$(4,057)	$(6,719)

Net loss per share:
Basic	$(0.04)	$(0.13)
Diluted	$(0.04)	$(0.13)
Weighted average shares outstanding:
Basic	100,118	53,592
Diluted	100,118	53,592

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands)

	Three Months Ended March 31, 2022

	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders'
	Shares	Shares	Capital	Deficit	Equity
Balance—December 31, 2021	111,806	203	$189,368	$(119,061)	$70,307
Net loss	-	-	-	(4,057)	(4,057)
Share-based compensation expense	220	-	161	-	161
Balance—March 31, 2022	112,026	203	$189,529	$(123,118)	$66,411

	Three Months Ended March 31, 2021

	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance—December 31, 2020	57,617	203	$125,540	$(94,384)	$31,156
Net loss	-	-	-	(6,719)	(6,719)
Shares issued in connection with conversion of convertible debentures	1,390	-	277	-	277
Issuance of shares associated with acquisitions	22,644	-	34,237	-	34,237
Exercise of warrants	1,324	-	665	-	665
Share-based compensation expense	246	-	287	-	287
Balance—March 31, 2021	83,221	203	$161,006	$(101,103)	$59,903

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(4,057)	$(6,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,511	908
Amortization of debt issuance costs	226	204
Share-based compensation expense	161	287
Provision for doubtful accounts	243	224
Termination of branding rights agreement	-	152
Unrealized gain on change in fair value of investments	70	(106)
Changes in operating assets and liabilities:
Accounts receivable	2,335	(2,471)
Inventory	(2,464)	(653)
Prepaid expenses and other current assets	(726)	1,058
Other assets	-	(9)
Accounts payable and accrued expenses	1,827	(2,146)
Net cash used in operating activities	$(874)	$(9,271)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from asset sales	$-	$1,980
Purchases of property and equipment	(483)	(373)
Acquisition of business assets, net	-	(4,569)
Net cash used in investing activities	$(483)	$(2,962)
CASH FLOW FROM FINANCING ACTIVITIES
Principal payments on lease obligations	$(586)	$(580)
Payments on notes payable	(58)	(31)
Proceeds from exercise of warrants and options	-	665
Net cash (used) provided by financing activities	$(644)	$54

Change in cash and cash equivalents	$(2,001)	$(12,179)
Cash and cash equivalents—beginning of year	7,887	25,751
Cash, cash equivalents—end of period	$5,886	$13,572

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,018	$846
Cash paid during the period for income taxes	$268	$91

OTHER NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment not yet paid for	$79	$-
Issuance of subordinate voting shares in exchange for net assets acquired	$-	$34,237
Liabilities assumed and receivable forgiveness in exchange for net assets acquired	$-	$2,910
Debt and associated accrued interest converted to subordinate voting shares	$-	$665

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by Lowell Farms Inc. (the “Company” or “Lowell”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Form 10-K filed for the year ended December 31, 2021. There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2022.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all intercompany balances and transactions.

The condensed consolidated balance sheet at December 31, 2021, has been derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

All dollar amounts in the notes to condensed consolidated financial statements are expressed in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

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

The global COVID-19 pandemic has impacted the operations and purchasing decisions of companies worldwide. It also has created and may continue to create significant uncertainty in the global economy. The Company has undertaken measures to protect its employees, partners, customers, and vendors. In addition, the Company’s personnel are subject to various travel restrictions, which limit the ability of the Company to provide services to customers and affiliates. This impacts the Company’s normal operations. To date, the Company has been able to provide uninterrupted access to its products and services, including certain employees that are working remotely, and its pre-existing infrastructure that supports secure access to the Company’s internal systems. If, however, the COVID-19 pandemic has a substantial impact on the productivity of the Company’s employees or its partners’ or customers’ decision to use the Company’s products and services, the results of the Company’s operations and overall financial performance may be adversely impacted. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time. As of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance that would require updates to the Company’s estimates and judgments or revisions to the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the financial statements.

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

In January 2020, the FASB issued ASU 2020-01 Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. We evaluated the impact of ASU 2020-01, which was effective for the Company in our fiscal year and interim periods beginning on January 1, 2021 and it did not have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. We evaluated the impact of ASU 2020-06,which was effective for the Company in our fiscal year and interim periods beginning on January 1, 2022 and it did not have a material impact on our consolidated financial statements.

.

No other recently issued accounting pronouncements had or are expected to have a material impact on our consolidated financial statements.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. ACQUISITIONS

Recently Completed Acquisitions

The Company recently completed the following asset acquisitions, and allocated the purchase price as follows:

	The Hacienda	Lowell Farm
(in thousands)	Company, LLC	Services	Total
CONSIDERATION
Cash	$4,019	$-	$4,019
Transaction costs	428	190	618
Note payable and other obligations	3,115	9,000	12,115
Fair value of subordinate voting shares	34,358	9,610	43,968
Total consideration	$41,920	$18,800	$60,720

PURCHASE PRICE ALLOCATION
Assets Acquired
Inventories	$3,300	$-	$3,300
Accounts receivable - net	1,312	-	1,312
Land	-	8,261	8,261
Buildings	-	6,268	6,268
Equipment	-	1,221	1,221
Other tangible assets	739	-	739
Intangible assets - brands and tradenames	37,299	-	37,299
Intangible assets - technology and know-how and other	-	3,050	3,050
Liabilities assumed
Payables and other liabilities	(730)	-	(730)
Fair value of net assets acquired	$41,920	$18,800	$60,720

•	The Hacienda Company, LLC.

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

On June 29, 2021, the Company acquired real property and related assets of a first-of-its-kind cannabis drying and midstream processing facility located in Monterey County for a purchase price of $18,800. The 10-acre, 40,000 square foot processing facility will provide drying, bucking, trimming, sorting, grading, and packaging operations for up to 250,000 lbs. of wholesale cannabis flower annually. The new facility will process nearly all the cannabis that we grow at our existing cultivation operations. Additionally, we commissioned a new business unit called Lowell Farm Services (“LFS”), which will engage in fee-based processing services for regional growers from the Salinas Valley area. The acquisition consideration was comprised primarily of a note payable of $9.0 million and the issuance of 7,997,520 subordinate voting shares and obligations assumed. LFS operations became operational during the third quarter of 2021.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets were comprised of the following items:

	March 31,	December 31,
(in thousands)	2022	2021
Deposits	$548	$548
Insurance	608	624
Supplier advances	1,395	575
Interest and taxes	98	147
Other	53	82
Total prepaid and other current assets	$2,702	$1,976

4. INVENTORY

Inventory was comprised of the following items:

	March 31,	December 31,
(in thousands)	2022	2021
Raw materials	$10,379	$8,558
Work in process	110	292
Finished goods	5,318	4,493
Total inventory	$15,807	$13,343

5. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	March 31,	December 31,
(in thousands)	2022	2021
Excise and cannabis tax	$4,754	$2,830
Third party brand distribution accrual	77	78
Insurance and professional fee accrual	1,078	651
Other	315	147
Total other current liabilities	$6,224	$3,706

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. PROPERTY AND EQUIPMENT

A reconciliation of the beginning and ending balances of property and equipment and accumulated depreciation during the three months ended March 31, 2022 and property and equipment, net as of December 31, 2021 are as follows:

	Land and	Leasehold	Furniture			Construction	Right of
(in thousands)	Buildings	Improvements	and Fixtures	Equipment	Vehicles	in Process	Use Assets	Total
Costs
Balance—December 31, 2021	$15,907	$13,950	$50	$2,992	$921	$703	$41,530	$76,053
Additions	-	-	-	108	-	375	-	483
Business Acquisitions	-	-	-	-	-	-	-	-
Disposals and Transfers	-	-	-	-	-	-	-	-
Balance—March 31, 2021	$15,907	$13,950	$50	$3,100	$921	$1,078	$41,530	$76,536

Accumulated Depreciation
Balance—December 31, 2021	$(132)	$(980)	$(48)	$(618)	$(566)	$-	$(8,930)	$(11,274)
Depreciation	(52)	(405)	(10)	(107)	(38)	-	(817)	(1,429)
Disposals	-	-	-	-	-	-	-	-
Balance—March 31, 2022	$(184)	$(1,385)	$(58)	$(725)	$(604)	$-	$(9,747)	$(12,703)

Net Book Value-March 31, 2022	$15,723	$12,565	$(8)	$2,375	$317	$1,078	$31,783	$63,833

Net Book Value-December 31, 2021	$15,775	$12,970	$2	$2,374	$355	$703	$32,600	$64,779

Construction in process represent assets under construction related to cultivation, manufacturing, and distribution facilities not yet completed or otherwise not placed in service.

Depreciation expense of $1,429 and $899 were recorded for the three months ended March 31, 2022 and 2021, respectively, of which $1,260 and $584 respectively, were included in cost of goods sold. Depreciation expense of $143 was also recorded in other income (expense) for the three months ended March 31, 2022.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. INTANGIBLE ASSETS

Intangible Assets

A reconciliation of the beginning and ending balances of intangible assets and accumulated amortization during the three months ended March 31, 2022 and intangible assets, net as of December 31, 2021 are as follows:

	Definite Life Intangibles	Indefinite Life Intangibles

	Technology/	Brands &
(in thousands)	Know How	Tradenames	Total
Costs
Balance—December 31, 2021	$3,258	$37,707	$40,965
Business acquisition	-	-	-
Agreement termination	-	-	-
Balance—March 31, 2022	$3,258	$37,707	$40,965

Accumulated Amortization
Balance—December 31, 2021	$(209)	$-	$(209)
Agreement termination	-	-	-
Amortization	(82)	-	(82)
Other	-	-	-
Balance—March 31, 2022	$(291)	$-	$(291)

Net Book Value
December 31, 2021	$3,049	$37,707	$40,756

Net Book Value
March 31, 2022	$2,967	$37,707	$40,674

Intangible assets with finite lives are amortized over their estimated useful lives. Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition. The Company recorded amortization expense of $82 and $9 for the three months ended March 31, 2022, and 2021, respectively.

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

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. SHAREHOLDERS’ EQUITY

Shares Outstanding

The table below details the change in Company shares outstanding by class during the three months ended March 31, 2022:

	Subordinate	Super
(in thousands)	Voting Shares	Voting Shares
Balance—December 31, 2021	111,806	203
Issuance of vested restricted stock units	220	-
Balance—March 31, 2022	112,026	203

Warrants

A reconciliation of the beginning and ending balances of warrants outstanding is as follows:

(in thousands)
Balance—December 31, 2021	93,897
Balance—March 31, 2022	93,897

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. DEBT

Debt at March 31, 2022 and December 31, 2021, was comprised of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Current portion of long-term debt
Vehicle loans(1)	$38	$50
Mortgage payable(2)	170	105
Note payable(3)	50	66
Total short-term debt	258	221

Long-term debt, net
Vehicle loans(1)	19	28
Mortgage payable(3)	8,813	8,857
Convertible debenture(3)	14,196	14,012
Total long-term debt	23,028	22,897
Total Indebtedness	$23,286	$23,118

(1)	Primarily fixed term loans on transportation vehicles. Weighted average interest rate at March 31, 2022 and December 31, 2021 was 8.2% and 7.8%, respectively.
(2)	Mortgage payable associated with the acquired processing facility. Weighted average interest rate at March 31, 2022 and December 31, 2021 was 12.5%.
(3)	Net of deferred financing costs at March 31, 2022 and December 31, 2021 of $1,669 and $1,875, respectively.

 Stated maturities of debt obligations are as follows as of March 31, 2022:

March 31,
(in thousands)	2022
Balance of 2022	$193
2023	15,783
2024	311
2025	352
2026 and thereafter	8,317
Total debt obligations	$24,956

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. LEASES

A reconciliation of lease obligations for the three months ended March 31, 2022, is as follows:

(in thousands)
Lease obligation
December 31, 2021	$36,496
Lease principal payments	(586)
March 31, 2022	$35,910

Current and long-term portions of lease obligations are as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Lease obligation, current portion	$2,503	$2,444
Lease obligation, long-term portion	33,407	34,052
Total	$35,910	$36,496

All extension options that are reasonably certain to be exercised have been included in the measurement of lease obligations. The Company reassesses the likelihood of extension option exercise if there is a significant event or change in circumstances within its control.

The components of lease expense for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2022	2021
Amortization of leased assets (1)	$817	$742
Interest on lease liabilities (2)	573	563
Total	$1,390	$1,305

____________

(1)	Included in cost of goods sold and general and administrative expenses in the consolidated statement of operations.
(2)	Included in interest expense in the consolidated statement of operations.

The key assumptions used in accounting for leases as of March 31, 2022 were a weighted average remaining lease term of 14.7 years and a weighted average discount rate of 6%. The key assumptions used in accounting for leases as of December 31, 2021 were a weighted average remaining lease term of 17.2 years and a weighted average discount rate of 6%.

The future lease payments with initial remaining terms in excess of one year as of March 31, 2022 were as follows:

March 31,
(in thousands)	2022
Balance of 2022	$3,948
2023	4,890
2024	4,280
2025	3,451
2026 and beyond	43,038
Total lease payments	59,607
Less imputed interest	(23,697)
Total	$35,910

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. SHARE-BASED COMPENSATION

During 2019 the Company’s Board of Directors adopted the 2019 Stock and Incentive Plan (the “Plan”), which was amended in April 2020 and March 2021. The Plan permits the issuance of stock options, stock appreciation rights, stock awards, share units, performance shares, performance units and other stock-based awards, and, as of March 31 2022, 13.2 million shares have been authorized to be issued under the Plan and 2.3 million are available for future grant. The Plan provides for the grant of options as either non-statutory stock options or incentive stock options and restricted stock units to employees, officers, directors, and consultants of the Company to attract and retain persons of ability to perform services for the Company and to reward such individuals who contribute to the achievement by the Company of its economic objectives. The awards granted generally vest in 25% increments over a four-year period and option awards expire 6 years from grant date.

The Plan is administered by the Board or a committee appointed by the Board, which determines the persons to whom the awards will be granted, the type of awards to be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

During the three months ended March 31, 2022 and 2021, the Company granted shares to certain employees and directors as compensation for services. These shares were accounted for in accordance with ASC 718 - Compensation - Stock Compensation. The Company amortizes awards over the service period and until awards are fully vested.

For the three months ended March 31, 2022 and 2021, share-based compensation expense was as follows:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2022	2021
Cost of goods sold	$-	$-
General and administrative expense	161	287
Total share-based compensation	$161	$287

The following table summarizes the status of stock option grants and unvested awards at and for the three months ended March 31, 2022:

			Weighted-Average
	Stock	Weighted-Average	Remaining	Aggregate
(in thousands except per share amounts)	Options	Exercise Price	Contractual Life	Intrinsic Value

Outstanding—December 31, 2021	6,598	$0.99	4.3	$-

Granted	3,240	$0.31
Exercised	-	$-
Cancelled	(879)	$0.99
Outstanding—March 31, 2022	8,959	$0.74	4.5

Exercisable—March 31, 2022	3,688	$0.87	1.5	$30

Vested and expected to vest—March 31, 2022	8,959	$0.74	4.5	$261

The weighted-average fair value of options granted during the three months ended March 31, 2022 and 2021, estimated as of the grant date, were $0.31 and $0.58, respectively. As of March 31 2022, there was $926 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years.

The following table summarizes the status of restricted stock unit (“RSU”) grants and unvested awards at and for the three months ended March 31, 2022:

		Weighted-Average
(in thousands except per share amounts)	RSUs	Fair Value

Outstanding—December 31, 2021	642	$1.18

Granted	-	$-
Vested	(125)	$1.49
Cancelled	(30)	$1.11
Outstanding—March 31, 2022	487	$1.11

As of March 31, 2022, there was $320 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 21 months.

The fair value of the stock options and RSUs granted were determined using the Black-Scholes option-pricing model with the following weighted average assumptions at the time of grant.

Stock Options:

	Three Months Ended
	March 31,	March 31,
	2022	2021
Expected volatility	50%	50%
Dividend yield	0%	0%
Risk-free interest rate	1.01%	0.73%
Expected term in years	4.5	4.25

RSUs:

	Three Months Ended
	March 31,	March 31,
	2022	2021
Expected volatility	50%	50%
Dividend yield	0%	0%
Risk-free interest rate	0.73%	0.62%
Expected term in years	1.00	0.78

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The provision for income tax expense for the three months ended March 31, 2022, was $75 representing an effective tax rate of (1.88)%, compared to an income tax expense of $63 for the three months ended March 31, 2021, representing an effective tax rate of (0.95)%.

13. NET INCOME (LOSS) PER SHARE

Net income (loss) per share represents the net earnings/loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis.

	For the Three Months Ended
	March 31,	March 31,
(in thousands except per share amounts)	2022	2021
Net loss	$(4,057)	$(6,719)

Net loss per share:
Basic	$(0.04)	$(0.13)
Diluted	$(0.04)	$(0.13)
Weighted average shares outstanding:
Basic	100,118	53,592
Diluted	100,118	53,592

Weighted average potentially diluted shares (1):
Basic shares	100,118	53,592
Options	-	-
Warrants	-	-
Convertible debentures	-	-
Restricted stock units	-	-
Total weighted average potentially diluted shares:	100,118	53,592

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

At March 31, 2022, and December 31, 2021 the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments.

The carrying value of the Company’s debt approximates fair value based on current market rates (Level 2).

Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described above in the Notes to Condensed Consolidated Financial Statements, which are considered a Level 3 measurement.

15. COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2022, the Company has no significant commitments.

Contingencies

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulation as of March 31, 2022, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future. In 2022, the Company entered into a payment plan offered by California regulatory authorities to pay certain excise and cultivation taxes over a 12 month period. If such taxes are not paid in accordance with the agreed payment plan, the Company could be subject to certain late payment penalties.

Litigation and Claims

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates are an adverse party or have a material interest adverse to the Company’s interest.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In August 2020 the Company experienced adverse air quality conditions that resulted in the Company closing the air vents in its greenhouse facilities at a time when extreme temperatures existed. As a result, plant health suffered due to the situation. The Company filed a business interruption claim which resulted in a payment of $ 2.65 million from the insurance carrier being recorded in the quarter ended June 30, 2021.

16. GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended March 31, 2022 and 2021, general and administrative expenses were comprised of:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2022	2021
Salaries and benefits	$970	$981
Professional fees	259	482
Share-based compensation	161	287
Administrative	774	710
Total general and administrative expenses	$2,164	$2,460

17. RELATED-PARTY TRANSACTIONS

Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.

In April 2015, Lowell entered into a services agreement with Olympic Management Group (“OMG”), for advisory and technology support services, including the access and use of software licensed to OMG to perform certain data processing and enterprise resource planning (ERP) operational services. OMG is owned by one of the Company’s co-founders. The agreement provides for the dollar-for-dollar reimbursement of expenses incurred by OMG in performance of its services. Amounts paid to OMG for the three months ended March 31, 2022 and 2021, were $36 and $nil, respectively.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18. SEGMENT INFORMATION

The Company’s operations are comprised of a single reporting operating segment engaged in the production and sale of cannabis products in the United States. As the operations comprise a single reporting segment, amounts disclosed in the financial statements also represent a single reporting segment.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 10, 2022, the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company is for the three months ended March 31, 2022 and 2021. It is supplemental to, and should be read in conjunction with, the Company’s consolidated financial statements and the accompanying notes for the year ended December 31, 2021. All dollar amounts in this MD&A are expressed in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward- looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Form 10-K for the year ended December 31, 2021, (the “Form 10-K”). Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available after the date of this Quarterly Report on Form 10-Q. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

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

We exclusively manufacture and distribute Dr. May tinctures and topicals in California. We also provide third party extraction processing and third-party distribution services, and bulk extraction concentrates and flower to licensed manufacturers and distributors. Our focus is on our owned brands and limiting the number of third-party brands manufactured and distributed. The Lowell Acquisition is a significant expansion of this strategy.

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

The first harvest was in the third quarter of calendar 2017. In 2021 we completed a series of facility upgrades to our greenhouses and supporting infrastructure, which increases facility output approximately four times from that generated in 2019. These facility improvements include separate grow rooms configured with drop-shades, supplemental lighting, upgraded electrical capability with environmental controls and automated fertigation, and raised gutter height in two of the greenhouses. We harvested approximately 9,000, 17,000 and 32,000 pounds of flower in 2019, 2020 and 2021, respectively, and are currently projecting to harvest between 35,000 and 40,000 pounds in 2022 as a result of these facility upgrades and improvements. We have invested approximately $7.2 million in our greenhouse renovations to date. The completion and commissioning of the renovated greenhouses is expected to further reduce unit costs of cultivation and make available additional cannabis flower and feedstocks for our extraction and processing, packaging and distribution operations. In 2022 we expect to complete the headhouse which will include redundant drying and processing capacity should LFS reach processing capacity during the fall outdoor harvesting season.

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

Manufacturing

Our manufacturing facility is located in Salinas, California and houses our edible product operations and extraction and distillation operations. The edible product operations utilize internally produced and sourced cannabis oil, which can be supplied from multiple external sources. Our manufacturing operations produce a wide variety of cannabis-infused products and occupies 10,000 square feet in our 15,000 square foot manufacturing facility in Salinas. Our products include chocolate confections, baked goods, hard and soft non-chocolate confections, and topical lotions and balms. Lowell Farms utilizes modern commercial production equipment and employs food grade manufacturing protocols, including industry-leading standard operating procedures designed so that its products meet stringent quality standards. We have implemented updated compliance, packaging and labeling standards to meet all regulatory requirements, including the California Medicinal and Adult-Use Cannabis Regulation and Safety Act.

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

Sources, Pricing and Availability of Raw Materials, Component Parts or Finished Products

We presently source flower feedstock for sale primarily from our cultivation facility. We have developed relationships with local cannabis growers whereby flower quantities are readily available at competitive prices should the sourcing need arise. We source our biomass needs in extraction from our cultivation facility and from third-party suppliers. Remaining biomass material is readily available from multiple sources at competitive prices. Lowell Farms presently manufactures a substantial portion of cannabis oil and distillate needs from its internal extraction operations. A small amount of specialized cannabis oil is procured from multiple external sources at competitive prices. Lowell Farms manufactures all finished goods for its proprietary brands. Third party distributed brand product is sourced directly from third party partners.

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

25

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

These measures are not necessarily comparable to similarly titled measures used by other companies.

The table below reconciles Net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2022	2021
Net loss	$(4,057)	$(6,719)
Interest expense	1,310	831
Provision for income taxes	75	63
Depreciation and amortization in cost of goods sold	1,260	584
Depreciation and amortization in operating expenses	108	324
Depreciation and amortization in other income (expense)	143	-
EBITDA(1)	(1,161)	(4,917)
Investment and currency (gains)/ losses	70	(106)
Share-based compensation	161	287
Net effect of cost of goods on mark-up of acquired finished goods inventory	-	167
Transaction and other special charges	30	-
Adjusted EBITDA(1)	$(900)	$(4,569)

(1) Non-GAAP measure

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

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

Previously the Company categorized its revenues as owned, agency and distributed brands and has reclassified the prior period categorization to conform with current period presentation.

Revenue by Category

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2022	2021	% Change	$ Change
CPG	$9,077	$6,224	46%	$2,853
Bulk	2,259	4,802	-53%	(2,543)
Lowell Farm Services	350	-	N/A	350
Licensing	723	-	N/A	723
Net revenue	$12,409	$11,026	13%	$1,383

CPG revenues increased as a result of acquiring the Lowell Smokes and Lowell Herb Co. brands in February 2021. Lowell brand revenues for the three months ended March 31, 2022 were $5.0 million and represented 55% of CPG revenues. House Weed brand sales increased $2.5 million in the three months ended March 31, 2022 compared to the same period last year, reflecting increased packaged flower sales and introducing new vape and concentrates offerings in the House Weed brand. Offsetting the addition of Lowell brands and increased House Weed sales was a decline in third-party agency and distributed brand revenue from $1.4 million in the first quarter of 2021 to $0.2 million in the first quarter of 2022, a $1.5 million decline in Cypress Reserve packaged flower sales which were replaced by Lowell and House Weed flower sales, and a $0.9 million decline in the flavor concentrates brands as we reorganized our concentrates brand offerings.

Bulk sales decreased in the first quarter of 2022, compared to the same period in the prior year, primarily reflecting lower sales of third party flower and a decline in average bulk sales prices for Lowell - cultivated flower between periods. Bulk flower prices in the three months ended March 31, 2022, declined approximately 48% from the same period in the prior year, while increasing approximately 27% compared to the fourth quarter of 2021.

LFS and licensing revenues were new activities initiated in the second half of 2021, with LFS generating $350 in the first quarter of 2022, and licensing revenues were $723 for the same period. LFS revenues are expected to be seasonal in alignment with outdoor harvest yields, with the first quarter being the lowest revenue and the fourth quarter being the highest.

A strategic decision was made in 2021 to focus only on agency and distributed brands that realize a higher per order sales level.

Cost of Sales, Gross Profit and Gross Margin

Cost of goods sold consist of direct and indirect costs of production processing and distribution, and includes amounts paid for direct labor, raw materials, packaging, operating supplies, and allocated overhead, which includes allocations of right of use asset depreciation, insurance, managerial salaries, utilities, and other expenses, such as employee training, cultivation taxes and product testing. The Company manufactures for a few brands and processes for cultivators that do not have the capability, licensing or capacity to process their own products. The fees earned for these activities absorbs fixed overhead in manufacturing and generates service revenue. Our focus in 2022 is expected to be on flower, pre-rolls and concentrates, on processing owned and third party product at our recently acquired processing facility, and on increased vertical integration utilizing greater internally sourced biomass for concentrates, edible and vape products. We are focusing on executing smaller, more frequent production runs to lower inventory working capital, optimize efficiencies and expedite product getting to the market faster, while continuing to decrease third party manufacturing activities.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2022	2021
Net revenue	$12,409	$11,026
Cost of goods sold	10,835	12,503
Gross profit	$1,574	$(1,477)
Gross margin	12.7%	-13.4%

Gross margin was 12.7% and -13.4% in the three months ended March 31, 2022 and 2021, respectively. The change between periods in gross profit and gross margin is primarily due to higher margin CPG products representing 73% of net revenue compared to 56% in the same period last year, the addition of licensing revenue in the current period and a reduction of lower margin third party flower sales in the current period compared to the same period last year.

We expect to realize improved gross margin throughout 2022 as a result of the continuing growth of retail flower and pre-roll products and concentrates from biomass produced at our cultivation facility, an anticipated increase in LFS revenues, and an increase in licensing fees. While we experienced a modest increase in bulk flower pricing in the first quarter, we expect that pricing will remain soft in the first half of 2022, and modestly increase from current period pricing, and will than maintain relatively stable throughout the fall outdoor crop harvesting season.

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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2022	2021
Total operating expenses	$4,033	$4,225

Total operating expenses decreased $0.2 million for the three months ended March 31, 2022 compared to the same period of the prior year, primarily reflecting increased sales and marketing activity supporting the Lowell brands offset in part by lower depreciation, professional fees and stock compensation expense. Operating expenses decreased as a percentage of sales from 38.3% for the three months ended March 31, 2021, to 32.5% for the three months ended March 31, 2022. Operating expenses in 2022 are expected to be relatively flat or decline slightly year over year despite continuing investment in owned brand marketing and infrastructure expenditures in support of revenue increases, and operating expenses as a percentage of retail sales are expected to continue to decline.

Other Income (Expense)

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2022	2021
Total other income (expense)	$(1,523)	$(954)

                Other income (expense) increased $0.6 million for the three months ended March 31, 2022 compared to the same period of the prior year, primarily due to an increase in interest expense of $0.5 million related to the mortgage on the new Lowell Farm Services processing facility.

Net Income (Loss)

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2022	2021
Net income (loss)	$(4,057)	$(6,719)

We generated a net loss of $4.1 million in the quarter ended March 31, 2022 compared to a net loss of $6.7 million for the same period of the prior year, as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary need for liquidity is to fund the working capital requirements of our business, capital expenditures, general corporate purposes, and debt service. Historically our primary source of liquidity has been funds generated by financing activities. Our ability to fund our operations, to make planned capital expenditures, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, and ability to obtain equity or debt financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond our control. Cash generated from operations, while positive in March 2022, were not sufficient in the quarter to fund operations, capital expenditures and debt service. For the balance of 2022 we expect our primary source of liquidity will be funds generated by operations, supported in part by financing should it be available and economically feasible.

At March 31, 2022, we had $5.9 million in cash and cash equivalents and $18.0 million of working capital, compared to $7.9 million of cash and cash equivalents and $21.3 million of working capital at December 31, 2021. Cash and cash equivalents in the quarter funded operations, capital expenditures and debt service.

The Company is focused on improving its balance sheet by improving accounts receivable collections, right-sizing inventories and increasing gross profits. We have taken a number of steps to improve our ability to fund operations and capital expenditures including:

•	Accelerated cultivation facility and operating assets renovations to increase flower and trim output,

•	Developed new cultivation genetics focused on increasing yields and potency,

•	Scaled back our investment in and support for non-core brands,

•	Focused marketing and brand development activities on significantly growing the Lowell brands acquired in the first quarter of 2021,

•	Restructured our organization and identified operating, selling and administrative expense cost efficiencies, including a 15% headcount reduction in January 2022,

•	Developed LFS, which commenced operations in the third quarter of 2021 to add revenue and cash flow generation,

•	Licensed the Lowell Smokes brand through affiliations with Ascend Wellness LLC in Illinois and Massachusetts, and,

The Company anticipates continued improvement in 2022 due in large part to yield improvements in cultivation, greater revenues from LFS and licensing operations and improved operational efficiency.

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the condensed interim consolidated financial statements of the Company for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,	March 31,	Change
(in thousands)	2022	2021	$	%
Net cash used in operating activities	$(874)	$(9,271)	$8,397	91%
Net cash used in investing activities	(483)	(2,962)	2,479	84%
Net cash (used) provided by financing activities	(644)	54	(698)	-1,293%
Change in cash and cash equivalents	$(2,001)	$(12,179)	$10,178	84%

Cash used in operating activities

Net cash used in operating activities was $0.9 million for the three months ended March 31, 2022, a decrease in cash used of $8.4 million or 91%, compared to the three months ended March 31 2021. The decrease was primarily driven by net loss decreasing $2.7 million for the three months ended March 31, 2022, compared to the same period in 2021, accounts receivable decreasing by $2.3 million in the three months ended March 31, 2022, compared to an increase of $2.5 million in the same period in 2021, primarily reflecting increased collection efforts, and accounts payable and accrued expenses increasing $2.0 million in the three months ended March 31, 2022, compared to a reduction of $2.1 million in the same period of 2021. These changes were partially off-set by an increase in inventory of $2.5 million in the three months ended March 2022, primarily due an increase in pre-roll manufacturing volumes and third party bulk flower purchases, compared to a increase of $0.7 million in the first three months of 2021.

Cash used in investing activities

Net cash used in investing activities was $0.5 million for the three months ended March 31, 2022, a decrease in cash used of $2.5 million or 84%, compared to the same period of the prior year. The change in cash used was primarily due to the Lowell brand acquisition of $4.6 million which was off-set by net proceeds of $2.0 million from the sale of assets, during the three months ended March 31, 2021.

Cash (used in) provided by financing activities

Net cash used by financing activities was $0.6 million for the three months ended March 31, 2022, compared to net cash provided by financing activities of $54 for the three months ended March 31, 2021, an increase of cash used of $0.7 million. The change was primarily due to proceeds from exercise of warrants and options of $0.7 million during the three months ended March 31, 2021.

We expect that our cash on hand and cash flows from operations will be adequate to meet our current operational needs for the next 12 months.

Working Capital and Cash on Hand

The following table presents the Company’s cash on hand and working capital position as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,	Change
(in thousands)	2022	2021	$	%
Working capital(1)	$17,993	$21,305	$(3,312)	-15.5%

Cash and cash equivalents	$5,886	$7,887	$(2,001)	-25.4%

_________________

(1) Non-GAAP measure - see Non-GAAP Financial Measures in this MD&A.

At March 31, 2022, we had $5.9 million in cash and cash equivalents and $18.0 million of working capital, compared to $7.9 million of cash and cash equivalents and $21.3 million of working capital at December 31, 2021. The decrease in cash and cash equivalents was primarily due to funding operational losses.

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

31

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

FINANCIAL INSTRUMENTS AND FINANCIAL RISK

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities; current portion of long-term debt; and long-term debt. The carrying values of these financial instruments approximate their fair values.

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

Credit Risk

•

Credit risk is the risk of a potential loss to the Company if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at March 31, 2022 and December 31, 2021 is the carrying amount of cash and cash equivalents and accounts receivable. All cash and cash equivalents are placed with U.S. and Canadian financial institutions.

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

•	In addition to the commitments outlined in Note 15, the Company has the following contractual obligations at March 31, 2022 and December 31, 2021:

	Maturity: < 1 Year		Maturity: > 1 Year
	March 31,	December 31,	March 31,	December 31,
(in thousands)	2022	2021	2022	2021
Accounts payable and Other accrued liabilities	$8,541	$6,808	$-	$-

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

SELECTED FINANCIAL DATA

Consolidated Financial Position	March 31,	December 31,
(in thousands)	2022	2021
Cash	$5,886	$7,887
Current assets	$30,039	$31,428
Property, plant and equipment, net	$63,833	$64,779
Total assets	$134,892	$137,379
Current liabilities	$12,046	$10,123
Working capital	$17,993	$21,305
Long-term notes payable including current portion	$107	$249
Capital lease obligations including current portion	$35,910	$36,496
Mortgage obligation	$8,813	$8,857
Total stockholders’ equity	$66,411	$70,307

OUTSTANDING SHARE DATA

As of May 9, 2022, the Company had the following securities issued and outstanding:

Number of Shares
(in thousands)	(on an as converted basis)
Issued and Outstanding
Subordinate voting shares	100,288
Class B shares (1)	11,738
Super voting shares	203
Reserved for Issuance
Options	8,994
Restricted Stock Units	487
Warrants	24,243
Convertible debenture shares	77,443
Convertible debenture warrants	78,443
301,839

(1) Class B shares reserved for conversion to Subordinate voting shares.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the three months ended March 31, 2022.

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

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022 we did not make any repurchases of our equity securities.

Item 6. Exhibits

Exhibit No.	Exhibit Description
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

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

___________

*

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

LOWELL FARMS, INC.

Date: May 10, 2022	By:	/s/ Mark Ainsworth
Mark Ainsworth
Chief Executive Officer (principal executive officer)

Date: May 10, 2022	By:	/s/ Brian Shure
Brian Shure
Executive Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)

