Form 10-Q
period 2022-06-30
Lowell Farms Inc.
filed 2022-08-15
CIK 1838128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2022

or

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

There were 100,613,094 shares of the Registrant’s Subordinate Voting Shares outstanding as of August 15, 2022.

PART II-OTHER INFORMATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements LOWELL FARMS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (in thousands)
	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,205	$7,887
Accounts Receivable - net of allowance for doubtful accounts of $1,139 at June 30, 2022 and December 31, 2021.	6,040	8,222
Inventory	14,930	13,343
Prepaid expenses and other current assets	2,880	1,976
Total current assets	26,055	31,428
Property and equipment, net	62,526	64,779
Other intangibles, net	40,593	40,756
Other assets	309	416

Total assets	$129,483	$137,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,329	$3,102
Accrued payroll and benefits	831	650
Notes payable, current portion	301	221
Lease obligation, current portion	2,563	2,444
Other current liabilities	4,575	3,706
Total current liabilities	11,599	10,123
Notes payable	6	28
Lease obligation	32,737	34,052
Convertible debentures	14,400	14,012
Mortgage obligation	8,787	8,857
Total liabilities	67,529	67,072
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Share capital	189,686	189,368
Accumulated deficit	(127,732)	(119,061)
Total stockholders’ equity	61,954	70,307

Total liabilities and stockholders’ equity	$129,483	$137,379

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net revenue	$13,181	$15,157	$25,589	$26,183
Cost of goods sold	11,687	9,413	22,522	21,915

Gross profit	1,494	5,744	3,067	4,268

Operating expenses
General and administrative	2,649	3,817	4,813	6,285
Sales and marketing	1,747	2,233	3,508	3,667
Depreciation and amortization	123	167	231	491
Total operating expenses	4,519	6,217	8,552	10,443

Loss from operations	(3,025)	(473)	(5,485)	(6,175)

Other income/(expense)
Other income (expense)	(156)	1,858	(295)	1,416
Unrealized change in fair value of investment	(36)	18	(107)	124
Interest expense	(1,337)	(598)	(2,649)	(1,215)
Total other income (expense)	(1,529)	1,278	(3,051)	325

Income (loss) before provision for income taxes	(4,554)	805	(8,536)	(5,850)
Provision for income taxes	60	74	135	138
Net income (loss)	$(4,614)	$731	$(8,671)	$(5,988)

Net income (loss) per share:
Basic	$(0.04)	$0.01	$(0.08)	$(0.10)
Diluted	$(0.04)	$0.00	$(0.08)	$(0.10)
Weighted average shares outstanding:
Basic	112,026	71,021	111,981	61,956
Diluted	112,026	201,278	111,981	61,956

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited) (in thousands)

(in thousands)	Three Months Ended June 30, 2022
	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-March 31, 2022	112,026	203	$189,529	$(123,118)	$66,411
Net loss	-	-	-	(4,614)	(4,614)
Share-based compensation expense	-	-	157	-	157
Balance-June 30, 2022	112,026	203	$189,686	$(127,732)	$61,954

	Three Months Ended June 30, 2021
	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-March 31, 2021	83,221	203	$161,006	$(101,103)	$59,903
Net income	-	-	-	731	731
Shares issued in connection with conversion of convertible debentures	1,003	-	200	-	200
Issuance of shares associated with acquisitions	7,998	-	9,023	-	9,023
Exercise of options	76	-	46	-	46
Share-based compensation expense	125	-	338	-	338
Balance-June 30, 2021	92,423	203	$170,613	$(100,372)	$70,241

	Six Months Ended June 30, 2022
	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2021	111,807	203	$189,368	$(119,061)	$70,307
Net loss	-	-	-	(8,671)	(8,671)
Share-based compensation expense	-	-	318	-	318
Balance-June 30, 2022	111,807	203	$189,686	$(127,732)	$61,954

	Six Months Ended June 30, 2021
	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2020	57,617	203	$125,540	$(94,384)	$31,156
Net loss	-	-	-	(5,988)	(5,988)
Shares issued in connection with conversion of convertible debentures	2,393	-	478	-	478
Issuance of shares associated with acquisitions	30,641	-	43,259	-	43,259
Exercise of warrants	1,325	-	665	-	665
Exercise of options	76	-	46	-	46
Share-based compensation expense	371	-	625	-	625
Balance-June 30, 2021	92,423	203	$170,613	$(100,372)	$70,241

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	Six Months Ended
	June 30,	June 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(8,671)	$(5,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,433	1,858
Amortization of debt issuance costs	451	420
Share-based compensation expense	318	625
Provision for doubtful accounts	459	173
Loss on sale of assets	8	-
Termination of branding rights agreement	-	152
Unrealized loss (gain) on change in fair value of investments	107	(125)
Changes in operating assets and liabilities:
Accounts receivable	1,723	(1,526)
Inventory	(1,587)	(1,501)
Prepaid expenses and other current assets	(904)	(553)
Accounts payable and accrued expenses	1,277	(4,320)
Net cash used in operating activities	$(3,386)	$(10,785)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from asset sales	$5	$1,979
Purchases of property and equipment	(1,030)	(608)
Acquisition of business assets, net	-	(6,642)
Net cash used in investing activities	$(1,025)	$(5,271)
CASH FLOW FROM FINANCING ACTIVITIES
Principal payments on lease obligations	(1,196)	(1,164)
Payments on notes payable	(75)	(128)
Proceeds from exercise of warrants and options	-	710
Net cash used by financing activities	$(1,271)	$(582)

Change in cash and cash equivalents	(5,682)	(16,638)
Cash and cash equivalents-beginning of year	7,887	25,751
Cash, cash equivalents -end of period	$2,205	$9,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,655	$605
Cash paid during the period for income taxes	$60	$187

OTHER NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment not yet paid for	$58	$-
Issuance of subordinate voting shares in exchange for net assets acquired	$-	$43,259
Liabilities assumed and receivable forgiveness in exchange for net assets acquired	$-	$2,910
Debt and associated accrued interest converted to subordinate voting shares	$-	$478

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by Lowell Farms Inc. (the “Company” or “Lowell”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Form 10-K filed for the year ended December 31, 2021. There have been no material changes to our significant accounting policies as of and for the three and six months ended June 30, 2022.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all intercompany balances and transactions.

The condensed consolidated balance sheet at December 31, 2021, has been derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.

All dollar amounts in the notes to condensed consolidated financial statements are expressed in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include allowance for doubtful accounts and credit losses, carrying value of inventory, revenue recognition, accounting for stock-based compensation expense, and income taxes. Actual results could differ from those estimates.

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

In December 2019, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions to the general principles in Topic 740 and enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. This guidance was effective for the Company in our fiscal year and interim periods beginning on January 1, 2021 and did not have a material impact on our consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. We evaluated the impact of ASU 2020-06, which was effective for the Company in our fiscal year and interim periods beginning on January 1, 2022 and it did not have a material impact on our consolidated financial statements.

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

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets were comprised of the following items:

	June 30,	December 31,
(in thousands)	2022	2021
Deposits	$548	$548
Insurance	582	624
Supplier advances	903	575
Interest and taxes	101	147
Licenses and permits	402	78
Other	344	4
Total prepaid and other current assets	$2,880	$1,976

4. INVENTORY

Inventory was comprised of the following items:

	June 30,	December 31,
(in thousands)	2022	2021
Raw materials	$10,338	$8,558
Work in process	31	292
Finished goods	4,561	4,493
Total inventory	$14,930	$13,343

5.  Other current liabilities

Other current liabilities were comprised of the following items:

	June 30,	December 31,
(in thousands)	2022	2021
Excise and cannabis tax	$3,087	$2,830
Third party brand distribution accrual	58	78
Insurance and professional fee accrual	706	651
Interest and tax accrual	605	57
Other	119	90
Total other current liabilities	$4,575	$3,706

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. PROPERTY AND EQUIPMENT

A reconciliation of the beginning and ending balances of property and equipment and accumulated depreciation during the six months ended June 30, 2022 and property and equipment, net as of December 31, 2021, are as follows:

	Land and	Leasehold	Furniture			Construction	Right of
(in thousands)	Buildings	Improvements	and Fixtures	Equipment	Vehicles	in Process	Use Assets	Total
Costs
Balance-December 31, 2021	$15,907	$13,950	$50	$2,992	$921	$703	$41,530	$76,053
Additions	-	136	-	459	-	435	-	1,030
Business Acquisitions	-	-	-	-	-	-	-	-
Disposals and Transfers	(188)	899	-	(182)	(21)	(508)	-	-
Balance - June 30, 2022	$15,719	$14,985	$50	$3,269	$900	$630	$41,530	$77,083

Accumulated Depreciation
Balance - December 31, 2021	$(132)	$(980)	$(48)	$(618)	$(566)	$-	$(8,930)	$(11,274)
Depreciation	(84)	(1,209)	(1)	(245)	(74)	-	(1,657)	(3,270)
Disposals and other	-	-	-	-	(13)	-	-	(13)
Balance - June 30, 2022	$(216)	$(2,189)	$(49)	$(863)	$(653)	$-	$(10,587)	$(14,557)

Net Book Value - June 30, 2022	$15,503	$12,796	$1	$2,406	$247	$630	$30,943	$62,526

Net Book Value - December 31, 2021	$15,775	$12,970	$2	$2,374	$355	$703	$32,600	$64,779

Construction in process represent assets under construction related to cultivation, manufacturing, and distribution facilities not yet completed or otherwise not placed in service.

Depreciation expense of $1,841 and $946 were recorded for the three months ended June 30, 2022 and 2021, respectively, of which $1,456 and $584 respectively, were included in cost of goods sold. Depreciation expense of $171 and $195 was also recorded in other income (expense) for the three months ended June 30, 2022 and 2021, respectively.

Depreciation expense of $3,270 and $1,844 were recorded for the six months ended June 30, 2022 and 2021, respectively, of which $2,888 and $1,168 respectively, were included in cost of goods sold. Depreciation expense of $314 and $195 was also recorded in other income (expense) for the six months ended June 30, 2022 and 2021, respectively.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Other Intangible Assets

A reconciliation of the beginning and ending balances of intangible assets and accumulated amortization during the six months ended June 30, 2022 and intangible assets, net as of December 31, 2021, are as follows:

	Definite Life Intangibles	Indefinite Life Intangibles
	Technology/	Brands &
(in thousands)	Know How	Tradenames	Total
Costs
Balance-December 31, 2021	$3,258	$37,707	$40,965
Business acquisition	-	-	-
Agreement termination	-	-	-
Balance-June 30, 2022	$3,258	$37,707	$40,965

Accumulated Amortization
Balance-December 31, 2021	$(209)	$-	$(209)
Amortization	(163)	-	(163)
Balance-June 30, 2022	$(372)	$-	$(372)

Net Book Value
June 30, 2022	$2,886	$37,707	$40,593
Net Book Value
December 31, 2021	$3,049	$37,707	$40,756

Intangible assets with finite lives are amortized over their estimated useful lives. Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition. The Company recorded amortization expense of $163, and $14 for the six months ended June 30, 2022, and 2021, respectively.

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

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. SHAREHOLDERS’ EQUITY

Shares Outstanding

The table below details the change in Company shares outstanding by class during the six months ended June 30, 2022:

	Subordinate	Super
(in thousands)	Voting Shares	Voting Shares
Balance-December 31, 2021	111,806	203
Issuance of vested restricted stock units	220	-
Balance-June 30, 2022	112,026	203

Warrants

A reconciliation of the beginning and ending balances of warrants outstanding is as follows:

(in thousands)
Balance-December 31, 2021	93,897
Balance-June 30, 2022	93,897

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. DEBT

Debt at June 30, 2022 and December 31, 2021, was comprised of the following:

(in thousands)	June 30,	December 31,
Current portion of long-term debt	2022	2021
Vehicle loans(1)	$30	$50
Mortgage payable(2)	221	105
Note payable(3)	50	66
Total short-term debt	300	221

Long-term debt, net
Vehicle loans(1)	6	28
Mortgage payable(3)	8,787	8,857
Convertible debenture(3)	14,400	14,012
Total long-term debt	23,193	22,897
Total Indebtedness	$23,494	$23,118
______________________
(1) Primarily fixed term loans on transportation vehicles. Weighted average interest rate at June 30, 2022 and December 31, 2021 was 7.8%.
(2) Mortgage payable associated with the acquired processing facility. Weighted average interest rate at June 30, 2022 and December 31, 2021 was 12.5%.
(3) Net of deferred financing costs at June 30, 2022 and December 31, 2021 of $1,441 and $1,875, respectively.

Stated maturities of debt obligations are as follows as of June 30, 2022:

June 30,
(in thousands)	2022
Balance of 2022	$175
2023	15,752
2024	288
2025	330
2026 and thereafter	8,390
Total debt obligations	$24,935

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

A reconciliation of lease obligations for the six months ended June 30, 2022, is as follows:

(in thousands)
Lease obligation
December 31, 2021	$36,496
Lease principal payments	(1,196)
June 30, 2022	$35,300

All extension options that are reasonably certain to be exercised have been included in the measurement of lease obligations. The Company reassesses the likelihood of extension option exercise if there is a significant event or change in circumstances within its control.

Current and long-term portions of lease obligations at June 30, 2022 and December 31, 2021, are as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Lease obligation, current portion	$2,563	$2,444
Lease obligation, long-term portion	32,737	34,052
Total	$35,300	$36,496

The key assumptions used in accounting for leases as of June 30, 2022 were a weighted average remaining lease term of 14.5 years and a weighted average discount rate of 6.0%.

The key assumptions used in accounting for leases as of December 31, 2021 were a weighted average remaining lease term of 17.2 years and a weighted average discount rate of 6.0%.

The components of lease expense for the three and six months ended June 30, 2022 and 2021, are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2022	2021	2022	2021
Amortization of leased assets (1)	$840	$785	$1,657	$1,527
Interest on lease liabilities (2)	561	634	1,134	1,197
Total	$1,401	$1,419	$2,791	$2,724

1) Included in cost of goods sold, general and administrative and other income/expense in the Condensed Consolidated Statements of Income (Loss).

2) included in interest expense in the Condensed Consolidated Statements of Income (Loss).

The future lease payments with initial remaining terms in excess of one year as of June 30, 2022 were as follows:

June 30,
(in thousands)	2022
Balance of 2022	$2,425
2023	4,890
2024	4,280
2025	3,451
2026 and beyond	43,038
Total lease payments	58,084
Less imputed interest	(22,784)
Total	$35,300

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. SHARE-BASED COMPENSATION

During 2019 the Company’s Board of Directors adopted the 2019 Stock and Incentive Plan (the “Plan”), which was amended in April 2020 and March 2021. The Plan permits the issuance of stock options, stock appreciation rights, stock awards, share units, performance shares, performance units and other stock-based awards, and, as of June 30, 2022, 13.2 million shares have been authorized to be issued under the Plan and 2.5 million are available for future grants. The Plan provides for the grant of options as either non-statutory stock options or incentive stock options and restricted stock units to employees, officers, directors, and consultants of the Company to attract and retain persons of ability to perform services for the Company and to reward such individuals who contribute to the achievement by the Company of its economic objectives. The awards granted generally vest in 25% increments over a four-year period and option awards expire 6 years from grant date.

The Plan is administered by the Board or a committee appointed by the Board, which determines the persons to whom the awards will be granted, the type of awards to be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

During the three and six months ended June 30, 2022 and 2021, the Company granted shares to certain employees as compensation for services. These shares were accounted for in accordance with ASC 718 - Compensation - Stock Compensation. The Company amortizes awards over the service period and until awards are fully vested.

For the three and six months ended June 30, 2022 and 2021, share-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2022	2021	2022	2021
Cost of goods sold	$-	$-	$-	$-
General and administrative expense	157	338	318	625
Total share-based compensation	$157	$338	$318	$625

The following table summarizes the status of stock option grants and unvested awards at and for the six months ended June 30, 2022:

			Weighted-Average
	Stock	Weighted-Average	Remaining	Aggregate
(in thousands except per share amounts)	Options	Exercise Price	Contractual Life	Intrinsic Value

Outstanding-December 31, 2021	6,598	$0.99	4.3	$-

Granted	3,240	0.31	-	-
Exercised	-	-	-	-
Cancelled	(1,127)	0.99	-	-
Outstanding-June 30, 2022	8,711	$0.72	4.4	-

Exercisable-June 30, 2022	3,130	$1.02	1.9	$-

Vested and expected to vest-June 30, 2022	8,711	$0.72	4.4	$-

The weighted-average fair value of options granted during the three and six months ended June 30, 2022, estimated as of the grant date were $0.31 and $0.31, respectively. As of June 30, 2022, there was $779 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the status of restricted stock unit (“RSU”) grants and unvested awards at and for the six months ended June 30, 2022:

		Weighted-Average
(in thousands except per share amounts)	RSUs	Fair Value

Outstanding-December 31, 2021	642	$1.18

Granted	-	-
Vested	(125)	1.49
Cancelled	(30)	1.11
Outstanding-June 30, 2022	487	$1.11

As of June 30, 2022, there was $271 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 18 months.

The fair value of the stock options and RSUs granted were determined using the Black-Scholes option-pricing model with the following weighted average assumptions at the time of grant.

Stock Options

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Expected volatility	50%	50%	50%	50%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.0%	1.1%	1.0%	0.9%
Expected term in years	4.50	4.25	4.5	4.25

RSUs

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Expected volatility	50%	50%	50%	50%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.7%	0.9%	0.7%	0.9%
Expected term in years	1.00	0.74	1.00	0.74

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

The provision for income tax expense for the three months ended June 30, 2022, was $60, representing an effective tax rate of -1.32%, compared to an income tax expense of $74 for the three months ended June 30, 2021, representing an effective tax rate of 9.19%. The provision for income tax expense for the six months ended June 30, 2022, was $135, representing a effective tax rate of -1.58%, compared to an income tax expense of $138 for the six months ended June 30, 2021, representing an effective tax rate of -2.36%.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. NET INCOME (LOSS) PER SHARE

Net income (loss) per share represents the net earnings/loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis was as follows:

.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands except per share amounts)	2022	2021	2022	2021
Net income (loss)	$(4,614)	$731	$(8,671)	$(5,988)

Net income (loss) per share:
Basic	$(0.04)	$0.01	$(0.08)	$(0.10)
Diluted	$(0.04)	$0.00	$(0.08)	$(0.10)
Weighted average shares outstanding:
Basic	112,026	71,021	111,981	61,956
Diluted	112,026	201,278	111,981	61,956

Weighted average potentially diluted shares (1):
Basic shares	112,026	71,021	111,981	61,956
Options	-	2,908	-	-
Warrants	-	60,767	-	-
Convertible debentures	-	64,796	-	-
Restricted stock units	-	1,786	-	-
Total weighted average potentially diluted shares:	112,026	201,278	111,981	61,956

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

At June 30, 2022 and and December 31, 2021 the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments.

The carrying value of the Company’s debt approximates fair value based on current market rates (Level 2).

Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described above in the Notes to Condensed Consolidated Financial Statements, which are considered a Level 3 measurement.

15. COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2022, the Company has no significant commitments.

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of June 30, 2022, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future. In 2022, the Company entered into a payment plan offered by California regulatory authorities to pay certain excise and cultivation taxes over a 12 month period. If such taxes are not paid in accordance with the agreed payment plan, the Company could be subject to certain late payment penalties.

Litigation and Claims

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates are an adverse party or have a material interest adverse to the Company’s interest.

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

In August 2020 the Company experienced adverse air quality conditions that resulted in the Company closing the air vents in its greenhouse facilities at a time when extreme temperatures existed. As a result, plant health suffered due to the situation. The Company filed a business interruption claim which resulted in a payment of $2.65 million from the insurance carrier being recorded in the quarter ended June 30, 2021.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16. GENERAL AND ADMINISTRATIVE EXPENSES

For the three and six months ended June 30, 2022 and 2021, general and administrative expenses were comprised of:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2022	2021	2022	2021
Salaries and benefits	$1,488	$1,561	$2,458	$2,398
Professional fees	263	777	522	1,259
Share-based compensation	157	336	318	625
Insurance	357	454	704	799
Administrative	384	689	810	1,205
Total general and administrative expenses	$2,649	$3,817	$4,813	$6,286

17. RELATED-PARTY TRANSACTIONS

Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.

In April 2015, Lowell entered into a services agreement with Olympic Management Group (“OMG”), for advisory and technology support services, including the access and use of software licensed to OMG to perform certain data processing and enterprise resource planning ("ERP") operational services. OMG is owned by one of the Company’s co-founders. The agreement provides for the dollar-for-dollar reimbursement of expenses incurred by OMG in performance of its services. Amounts paid to OMG for the three and six months ended June 30, 2022 and 2021, were $36 and $nil, respectively.

18.  SEGMENT INFORMATION

The Company’s operations are comprised of a single reporting segment engaged in the production and sale of cannabis products in the United States. As the operations comprise a single reporting segment, amounts disclosed in the financial statements also represent a single reporting segment.

19.  SUBSEQUENT EVENTS

On July 26, 2022, subsidiaries of the Company entered into an agreement with an institutional investor pursuant to which the investor purchased a participation the ("Transferred Interests") in all rights to payment from the United States Internal Revenue Service in respect of the Company’s employee retention credits for the first and second quarters of 2021 (the “ERC Claim”). The purchase price paid for the derivative payment rights was $2.45 million, which was paid in immediately available funds. Simultaneously, Geronimo Capital LLC, as collateral agent (the “Collateral Agent”) for the holders of the outstanding Senior Secured Convertible Debentures of Indus Holding Company (“IHC”), a subsidiary of the Company, released the ERC Claim from the lien on IHC’s assets in favor of the Collateral Agent securing IHC’s obligations with respect to the Senior Secured Convertible Debentures and Seller granted a backup security interest to the institutional investor. The Collateral Agent and certain of its affiliates also participated as lenders in the offering of Senior Secured Convertible Debentures of IHC and George Allen, the Company’s Chairman, is the sole member of the Collateral Agent.

Under certain circumstances, the investor will have the right to put all or a portion of the Transferred Interests back to Seller for the applicable portion of the purchase price plus interest thereon at 10% per annum to the date of payment.

The Company has evaluated subsequent events through August 15, 2022, the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company is for the three and six months ended June 30, 2022 and 2021. It is supplemental to, and should be read in conjunction with, the Company’s consolidated financial statements and the accompanying notes for the year ended December 31, 2021. All dollar amounts in this MD&A are expressed in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

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

On February 25, 2021, we acquired the Lowell Herb Co. and Lowell Smokes trademark brands, product portfolio and production assets from The Hacienda Company and its subsidiaries (the “Lowell Acquisition”). The Lowell Acquisition expanded our product offerings by adding a highly regarded, mature line of premium branded cannabis pre-rolls, including infused pre-rolls, to our product portfolio under the Lowell Herb Co. and Lowell Smokes brands. The Lowell Acquisition also expanded our offerings of premium packaged flower, concentrates, and vape products. We believe our pre-existing strengths in cultivation and sourcing will enhance the value of the brands and products acquired in the Lowell Acquisition. Additionally, we presently license the Lowell Herb Co. and Lowell Smokes brands to Ascend Wellness Holdings, LLC at their retail locations in Illinois and Massachusetts.

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

Brands we own include the following:

o	Lowell Herb Co. and Lowell Smokes - premium packaged flower, pre-roll, concentrates, and vape products.

o	House Weed - a value driven flower, vape and concentrates offering, delivering a flavorful and potent experience with dependable quality.

o	Kaizen - a premium brand offering a full spectrum of cannabis concentrates.

o	Moon - offers a range of cannabis bars, bites and fruit chews in a variety of flavors, focusing on high- potency, high-quality and high-value.

o	Original Pot Company - infuses its baked edibles with high quality cannabis.

o	Cypress Reserve - a premium flower brand reserved for the Company’s highest potency harvests from its greenhouses.

o

Flavor Extracts - provides crumble and terp sugar (which is an edible cannabis product with isolated and enhanced flavor and aromas) products that are hand-selected for optimum flavor and premium color.

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

The first harvest was in the third quarter of calendar year 2017. In 2021 we completed a series of facility upgrades to our greenhouses and supporting infrastructure, which increases facility output approximately four times from that generated in 2019. These facility improvements include separate grow rooms configured with drop-shades, supplemental lighting, upgraded electrical capability with environmental controls and automated fertigation, and raised gutter height in two of the greenhouses. We harvested approximately 9,000, 17,000 and 32,000 pounds of flower in 2019, 2020 and 2021, respectively, and are currently projecting to harvest between 38,000 and 42,000 pounds in 2022 as a result of these facility upgrades and improvements. We have invested approximately $7.3 million in our greenhouse renovations to date. The completion and commissioning of the renovated greenhouses is expected to further reduce unit costs of cultivation and make available additional cannabis flower and feedstocks for our extraction and processing, packaging and distribution operations.

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

Distribution and Distribution Services

We have a primary distribution center, warehouse and packing facility located in Salinas, California and a service center and distribution depot in Los Angeles, California. We provide physical warehousing and delivery to retail dispensary customers throughout the State of California for our manufactured products as well as third party branded products distributed on behalf of other licensed product manufacturers. Deliveries are made daily to over 80% of the licensed dispensaries in California utilizing a fleet of 20 owned and leased vehicles. We provide warehousing, delivery, customer service and collection services for select third-party brands. We will increase our fleet of vehicles as necessary to meet delivery requirements from increased proprietary and third-party brand sales.

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

These measures are not necessarily comparable to similarly titled measures used by other companies.

The table below reconciles Net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$(4,614)	$731	$(8,671)	$(5,988)
Interest expense	1,339	598	2,649	1,215
Provision for income taxes	60	75	135	138
Depreciation and amortization in cost of goods sold	1,628	584	2,888	1,168
Depreciation and amortization in operating expenses	123	167	231	491
Depreciation and amortization in other income (expense)	171	195	314	195
EBITDA(1)	(1,293)	2,350	(2,454)	(2,781)
Investment and currency (gains)/ losses	37	(19)	107	(125)
Share-based compensation	157	336	318	625
Net effect of cost of goods on mark-up of acquired finished goods inventory	-	497	-	662
Transaction and other special charges	-	(2,424)	30	(2,424)
Adjusted EBITDA(1)	$(1,099)	$740	$(1,999)	$(4,043)

__________________

 (1) Non-GAAP measure

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

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

Revenue by Category

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021:

	Three Months Ended
	June 30,	June 30,
(in thousands)	2022	2021	$ Change	% Change
CPG	$7,444	$9,730	$(2,286)	-23%
Bulk	3,415	5,413	(1,998)	-37%
Lowell Farm Services	2,048	-	2,048	N/A
Licensing	274	14	260	1857%
Net revenue	$13,181	$15,157	$(1976)	-13%

CPG revenues decreased for the three months ended June 30, 2022, compared to the same period of the prior year, primarily as a result of lower third-party, concentrates and edible branded sales. Lowell brand revenues for the three months ended June 30, 2022 were $4.9 million and represented 66% of CPG revenues compared to $5.8 million in revenue and 60% of CPG sales in the same quarter in the prior year. The decline in Lowell brand revenues from the prior year reflects transitioning certain Lowell branded products to the House Weed brand. House Weed brand sales increased $0.7 million in the three months ended June 30, 2022 compared to the same period last year, reflecting increased packaged flower sales and new vape and concentrates offerings in the House Weed brand. Third-party agency and distributed brand revenue declined from $0.6 million in the second quarter of 2021 to $0.2 million in the second quarter of 2022 reflecting the strategic decision made in 2021 to focus only on agency and distributed brands that realize a higher per order sales level. Edible and concentrates branded sales declined $1.4 million in the current quarter compared to the same period last year as we reorganize our brand offerings.

Bulk sales decreased $2.0 million in the second quarter of 2022 compared to the same period in the prior year, primarily reflecting lower sales of third party flower and a decline in average bulk sales prices of 51% for Lowell - cultivated flower between periods. Bulk pricing in the second quarter was similar to that realized in the first quarter of 2022.

LFS and licensing revenues were new activities initiated in the second half of 2021 generating $2.0 million and $0.3 millions, respectively.  LFS revenues, which are inclusive of  $0.5 million of revenue generated from sales of third-party bulk flower processed, are expected to be seasonal in alignment with outdoor harvest yields, with the first quarter being the lowest revenue and the fourth quarter being the highest.

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

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021:

	Three Months Ended
	June 30,	June 30,	Change
(in thousands)	2022	2021	$	%
Net revenue	$13,181	$15,157	$(1,976)	-13%
Cost of goods sold	11,687	9,413	$2,274	24%
Gross profit	$1,494	$5,744	$(4,250)	-74%
Gross margin	11.3%	37.9%

Gross margin was 11.3% and 37.9% in the three months ended June 30, 2022 and 2021, respectively. The change between periods in gross profit and gross margin is primarily due to higher bulk pricing realized in the second quarter last year than in the current period and lower CPG sales as we reorganize our edible and concentrates product offerings margin.

We expect to realize improved gross margin throughout the second half 2022 as a result of the continuing growth of retail flower and pre-roll products with biomass produced at our cultivation facility, an anticipated increase in LFS revenues, and an increase in licensing fees. We expect that bulk pricing will remain stable in the second half of 2022.

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

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021:

	June 30,	June 30,	Change
(in thousands)	2022	2021	$	%
Total operating expenses	$4,519	$6,217	$(1,698)	-27%
% of net revenue	34.3%	41.0%

Total operating expenses decreased $1.7 million for the three months ended June 30, 2022 compared to the same period of the prior year, primarily reflecting lower overall headcount reductions between years and higher marketing expenses incurred in the second quarter last year introducing and developing the Lowell brands. Operating expenses decreased as a percentage of sales from 41.0% for the three months ended June 30, 2021, to 34.3% for the three months ended June 30, 2022. Operating expenses in 2022 are expected to be relatively flat or decline slightly year over year despite continuing investment in owned brand marketing and infrastructure expenditures in support of revenue increases, and operating expenses as a percentage of retail sales are expected to continue to decline.

 Other Income (Expense)

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021:

	Three Months Ended
	June 30,	June 30,	Change
(in thousands)	2022	2021	$	%
Total other Income (expense)	$(1,529)	$1,278	$(2,807)	-220%
% of net revenue	-11.6%	8.4%

        Other income (expense) changed $2.8 million for the three months ended June 30, 2022 compared to the same period of the prior year, primarily due to a $2.6 million insurance recovery in the second quarter last year offset by an increase in interest expense related to the mortgage on the new Lowell Farm Services processing facility.

 Net Income (Loss)

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021:

	Three Months Ended
	June 30,	June 30,	Change
(in thousands)	2022	2021	$	%
Net income (loss)	$(4,614)	$731	$(5,345)	-731%

Net loss was $4.6 million in the quarter ended June 30, 2022, compared to net income of $731 for the same period of the prior year as a result of the factors noted above.

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

Revenue by Category

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021:

	Six Months Ended
	June 30,	June 30,
(in thousands)	2022	2021	$ Change	% Change
CPG	$16,521	$15,954	$567	4%
Bulk	5,174	10,215	(5,041)	-49%
Lowell Farm Services	2,897	-	1,081	N/A
Licensing	997	14	983	7021%
Net revenue	$25,589	$26,183	$(594)	-2%

CPG revenues increased for the six months ended June 30, 2022, compared to the same period of the prior year, as a result of acquiring the Lowell Smokes and Lowell Herb Co. brands in February 2021. Lowell brand revenues for the six months ended June 30, 2022 were $9.9 million and represented 60% of CPG revenues compared to $6.7 million and 42% of CPG revenues in the same period in 2021. House Weed brand sales increased $3.2 million in the six months ended June 30, 2022 compared to the same period last year, reflecting increased packaged flower sales and introducing new vape and concentrates offerings in the House Weed brand. Offsetting the increase in Lowell brands and House Weed sales was a decline in third-party agency and distributed brand revenue from $2.0 million in the first six months of 2021 to $0.4 million in the first six months of 2022 and a decline in edible and concentrates branded sales of $2.6 million in the first six months of 2022 compared to the same period last year as we reorganize our brand offerings.

 Bulk sales decreased by $5.0 million in the first six months of 2022 compared to the same period in the prior year, primarily reflecting lower sales of third party flower and a decline in average bulk sales prices for Lowell - cultivated flower between periods. Bulk flower prices in the first six months ended June 30, 2022, declined approximately 50% from the same period in the prior year.

LFS and licensing revenues were new activities initiated in the second half of 2021 generating $2.9 million and $1.0 million, respectively.  LFS revenues  are inclusive of  $1.3 million of revenue generated from sales of third-party bulk flower processed.

A strategic decision was made in 2021 to focus only on agency and distributed brands that realize a higher per order sales level.

Cost of Sales, Gross Profit and Gross Margin

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021:

	Six Months Ended
	June 30,	June 30,	Change
(in thousands)	2022	2021	$	%
Net revenue	$25,589	$26,183	$(594)	-2%
Cost of goods sold	22,522	21,915	$607	3%
Gross profit	$3,067	$4,268	$(1,201)	-28%
Gross margin	12.0%	16.3%

Gross margin was 12.0% and 16.3% in the six months ended June 30, 2022 and 2021, respectively. The change between periods in gross profit and gross margin is primarily due to lower bulk selling prices in 2022.

We expect to realize improved gross margin throughout 2022 as a result of the continuing growth of retail flower and pre-roll products and concentrates from biomass produced at our cultivation facility, an anticipated increase in LFS revenues, and an increase in licensing fees. While we experienced a modest increase in bulk flower pricing in the first six months of 2022, we expect that pricing will remain soft in the second half of 2022 and will maintain relatively stable throughout the fall outdoor crop harvesting season.

Total Operating Expenses

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021:

	Six Months Ended
	June 30,	June 30,	Change
(in thousands)	2022	2021	$	%
Total operating expenses	$8,552	$10,443	$(1,891)	-18%
% of net revenue	33.4%	39.9%

Total operating expenses decreased $1.9 million for the six months ended June 30, 2022 compared to the same period of the prior year, primarily reflecting increased sales and marketing activity supporting the introduction of Lowell brands in 2021 and lower headcount and cost efficiencies experienced in 2022. Operating expenses decreased as a percentage of sales from 39.9% for the six months ended June 30, 2021 to 33.4% for the six months ended June 30, 2022. Operating expenses in 2022 are expected to be relatively flat or decline slightly year over year despite continuing investment in owned brand marketing and infrastructure expenditures in support of revenue increases, and operating expenses as a percentage of retail sales are expected to continue to decline.

Other Income (Expense)

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021:

	Six Months Ended
	June 30,	June 30,	Change
(in thousands)	2022	2021	$	%
Total other Income (expense)	$(3,051)	$325	$(3,376)	-1039%
% of net revenue	-11.9%	1.2%

 Other income (expense) changed $3,4 million for the six months ended June 30, 2022 compared to the same period of the prior year, primarily due to an increase in interest expense related to the mortgage on the new Lowell Farm Services processing facility and the receipt of a $2.6 million insurance claim payment in 2021.

Net Income (Loss)

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021:

	Six Months Ended
	June 30,	June 30,	Change
(in thousands)	2022	2021	$	%
Net income (loss)	$(8,671)	$(5,988)	$(2,683)	45%

Net loss was $8.7 million in the six months ended June 30, 2022 compared to a net loss of $6.0 million for the same period of the prior year as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary need for liquidity is to fund the working capital requirements of our business, capital expenditures, general corporate purposes, and debt service. Historically our primary source of liquidity has been funds generated by financing activities. Our ability to fund our operations, to make planned capital expenditures, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, and ability to obtain equity or debt financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond our control. Cash generated from operations, for the first six months of 2022, were not sufficient to fund operations, capital expenditures and debt service. For the balance of 2022, we expect our primary source of liquidity will be funds generated by operations, supported in part by financing should it be available and economically feasible.

At June 30, 2022, we had $2.2 million in cash and cash equivalents and $14.5 million of working capital, compared to $7.9 million of cash and cash equivalents and $21.3 million of working capital at December 31, 2021. Cash and cash equivalents in the first six months of 2022, funded operations, capital expenditures and debt service.

The Company is focused on improving its balance sheet by improving accounts receivable collections, right-sizing inventories and increasing gross profits. We have taken a number of steps to improve our ability to fund operations and capital expenditures including:

•	Accelerated cultivation facility and operating assets renovations to increase flower and trim output;

•	Developed new cultivation genetics focused on increasing yields and potency;

•	Scaled back our investment in and support for non-core brands;

•	Focused marketing and brand development activities on significantly growing the Lowell brands acquired in the first quarter of 2021;

•	Restructured our organization and identified operating, selling and administrative expense cost efficiencies, including a 15% headcount reduction in January 2022;

•	Developed LFS, which commenced operations in the third quarter of 2021 to add revenue and cash flow generation, and;

•	Licensed the Lowell Smokes brand in illinois and Massachusetts, with Colorado and New Mexico expected to be added in the second half of 2022.

The Company anticipates continued improvement in 2022 due in large part to yield improvements in cultivation, greater revenues from LFS and licensing operations and improved operational efficiency.

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the condensed interim consolidated financial statements of the Company for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,	June 30,	Change
(in thousands)	2022	2021	$	%
Net cash used in operating activities	$(3,386)	$(10,785)	$7,399	69%
Net cash used in investing activities	(1,025)	(5,271)	4,246	81%
Net cash used in financing activities	(1,271)	(582)	(689)	118%
Change in cash and cash equivalents	$(5,682)	$(16,638)	$10,956	66%

Cash used in operating activities

Net cash used in operating activities was $3.4 million for the six months ended June 30, 2022, a decrease in cash used of $7.4 million or 69%, compared to the six months ended June 30, 2021. The decrease for the six months ended June 30, 2022, compared to the same period in 2021, was primarily driven by accounts receivable decreasing by $1.7 million in the six months ended June 30, 2022, reflecting increased collection efforts, compared to an increase of $1.5 million in the same period in 2021, and accounts payable and accrued expenses increasing $1.3 million in the six months ended June 30, 2022, compared to a reduction of $4.3 million in the same period of 2021. These changes were partially off-set by an increase in net loss of $2.7 million for the six months ended June 30, 2022, compared to the same period in 2021.

Cash used in investing activities

Net cash used in investing activities was $1.0 million for the six months ended June 30, 2022, a decrease in cash used of $4.2 million or 81%, compared to the same period of the prior year. The change in cash used between periods was primarily due to the Lowell brand acquisition of $4.6 million which was off-set in part by net proceeds of $2.0 million from the sale of assets during the six months ended June 30, 2021.

Cash (used in) provided by financing activities

Net cash used in financing activities was $1.3 million for the six months ended June 30, 2022, an increase in cash used of $0.7 million or 118%, compared to the same period of the prior year. The change was primarily due to proceeds from exercise of warrants and options of $0.7 million during the six months ended June 30, 2021.

We expect that our cash on hand, cash flows from operations and committed financings will be adequate to meet our current operational needs for the next 12 months.

Working Capital and Cash on Hand

The following table presents the Company’s cash on hand and working capital position as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,	Change
(in thousands)	2022	2021	$	%
Working capital(1)	$14,456	$21,305	$(6,849)	-32.1%

Cash and cash equivalents	$2,205	$7,887	$(5,682)	-72.0%

_________________

(1) Non-GAAP measure - see Non-GAAP Financial Measures in this MD&A. (Total current assets less total current liabilities)

At June 30, 2022, we had $2.2 million in cash and cash equivalents and $14.5 million of working capital, compared to $7.9 million of cash and cash equivalents and $21.3 million of working capital at December 31, 2021. The decrease in cash and cash equivalents was primarily due to funding operational losses and equipment purchases.

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

•	Estimated Useful Lives and Depreciation of Property and Equipment - Depreciation of property and equipment is dependent upon estimates of useful lives which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions and the useful lives of assets.

•	Estimated Useful Lives and Amortization of Intangible Assets - Amortization of intangible assets is recorded on a straight-line basis over their estimated useful lives, which do not exceed the contractual period, if any.

•	Fair Value of Investments in Private Entities - The Company uses a discounted cash flow model to determine fair value of its investment in private entities. In estimating fair value, management is required to make certain assumptions and estimates such as discount rate, long term growth rate and, estimated free cash flows.

•	Share-Based Compensation - The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and warrants granted. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of the Company’s future share price, risk free rates, future dividend yields and estimated forfeitures at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results.

•	Deferred Tax Asset and Valuation Allowance - Deferred tax assets, including those arising from tax loss carry-forwards, requires management to assess the likelihood that the Company will generate sufficient taxable earnings in future periods in order to utilize recognized deferred tax assets. Assumptions about the generation of future taxable profits depend on management’s estimates of future cash flows. In addition, future changes in tax laws could limit the ability of the Company to obtain tax deductions in future periods. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the net deferred tax assets recorded at the reporting date could be impacted.

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

These risks include: market, credit, liquidity, asset forfeiture, banking and interest rate risk.

Credit Risk

•	Credit risk is the risk of a potential loss to the Company if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at June 30, 2022 and December 31, 2021 is the carrying amount of cash and cash equivalents and accounts receivable. All cash and cash equivalents are placed with U.S. and Canadian financial institutions.

•	The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk but has limited risk as a significant portion of its sales are transacted with cash.

Liquidity Risk

•

Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to ensure that it will have sufficient liquidity to settle obligations and liabilities when due.

•	In addition to the commitments outlined in Note 15, the Company has the following contractual obligations at June 30, 2022 and December 31, 2021:

	Maturity: < 1 Year		Maturity: > 1 Year
	June 30,	December 31,	June 30,	December 31,
(in thousands)	2022	2021	2022	2021
Accounts payable and Other accrued liabilities	$7,904	$6,808	$-	$-

Market Risk

•	Strategic and operational risks arise if the Company fails to carry out business operations and/or to raise sufficient equity and/or debt financing. These strategic opportunities or threats arise from a range of factors that might include changing economic and political circumstances and regulatory approvals and competitor actions. The risk is mitigated by consideration of other potential development opportunities and challenges which management may undertake.

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

SELECTED FINANCIAL DATA

Consolidated Financial Position	June 30,	December 31,
(in thousands)	2022	2021
Cash	$2,205	$7,887
Current assets	$26,055	$31,428
Property, plant and equipment, net	$62,526	$64,779
Total assets	$129,483	$137,379
Current liabilities	$11,599	$10,123
Working capital	$14,456	$21,305
Longterm notes payable including current portion	$307	$249
Capital lease obligations including current portion	$35,300	$36,496
Mortgage obligation	$8,787	$8,857
Total stockholders’ equity	$61,954	$70,307

OUTSTANDING SHARE DATA

As of August 15, 2022, the Company had the following securities issued and outstanding:

Number of Shares
(in thousands)	(on an as converted basis)
Issued and Outstanding
Subordinate voting shares	100,613
Class B shares (1)	11,413
Super voting shares	203
Reserved for Issuance
Options	9,197
Restricted Stock Units	487
Warrants	24,243
Convertible debenture shares	77,443
Convertible debenture warrants	78,443
302,042

____________________

(1) Class B shares reserved for conversion to Subordinate voting shares.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the three months ended June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2022, we did not make any repurchases of our equity securities.

Item 6. Exhibits

Exhibit No.	Exhibit Description
31.1

Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

______________________

*

Furnished herewith. This certification is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWELL FARMS, INC.

Date: August 15, 2022	By:	/s/ Mark Ainsworth
Mark Ainsworth
Chief Executive Officer (principal executive officer)

Date: August 15, 2022	By:	/s/ Brian Shure
Brian Shure
Executive Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)

