Form 10-Q
period 2022-09-30
Lowell Farms Inc.
filed 2022-11-14
CIK 1838128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2022

or

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

There were 100,613,094 shares of the Registrant’s Subordinate Voting Shares outstanding as of November 14, 2022.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements LOWELL FARMS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (in thousands)
	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,292	$7,887
Accounts Receivable - net of allowance for doubtful accounts of $1,053 and $1,139 at September 30, 2022 and December 31, 2021, respectively.	5,824	8,222
Inventory	14,243	13,343
Prepaid expenses and other current assets	2,108	1,976
Total current assets	25,467	31,428
Property and equipment, net	62,722	64,779
Other intangibles, net	40,512	40,756
Other assets	915	416

Total assets	$129,616	$137,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,346	$3,102
Accrued payroll and benefits	500	650
Notes payable, current portion	301	221
Lease obligation, current portion	2,625	2,444
Other current liabilities	4,564	3,706
Total current liabilities	10,336	10,123
Notes payable	6	28
Lease obligation	32,053	34,052
Convertible debentures	21,177	14,012
Mortgage obligation	8,760	8,857
Total liabilities	72,332	67,072
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Share capital	189,795	189,368
Accumulated deficit	(132,511)	(119,061)
Total stockholders’ equity	57,284	70,307

Total liabilities and stockholders’ equity	$129,616	$137,379

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net revenue	$8,657	$12,467	$34,247	$38,653
Cost of goods sold	10,553	12,403	33,075	34,317

Gross profit (loss)	(1,896)	64	1,172	4,336

Operating expenses
General and administrative	2,620	4,211	7,433	10,496
Sales and marketing	601	2,544	4,109	6,210
Depreciation and amortization	109	260	340	751
Total operating expenses	3,330	7,015	11,882	17,457

Loss from operations	(5,226)	(6,951)	(10,710)	(13,121)

Other income/(expense)
Other income (expense)	2,771	(219)	2,472	1,633
Unrealized change in fair value of investment	(16)	(90)	(122)	35
Interest expense	(2,218)	(1,365)	(4,865)	(3,019)
Total other income (expense)	537	(1,674)	(2,515)	(1,351)

Loss before provision for income taxes	(4,689)	(8,625)	(13,225)	(14,472)
Provision for income taxes	90	75	225	213
Net loss	$(4,779)	$(8,700)	$(13,450)	$(14,685)

Net income (loss) per share:
Basic	$(0.04)	$(0.10)	$(0.12)	$(0.15)
Diluted	$(0.04)	$(0.10)	$(0.12)	$(0.15)
Weighted average shares outstanding:
Basic	112,026	84,922	111,995	98,949
Diluted	112,026	84,922	111,995	98,949

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited) (in thousands)

(in thousands)	Three Months Ended September 30, 2022
	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-June 30, 2022	112,026	203	$189,686	$(127,732)	$61,954
Net loss	-	-	-	(4,779)	(4,779)
Share-based compensation expense	-	-	109	-	109
Balance-September 30, 2022	112,026	203	$189,795	$(132,511)	$57,284

	Three Months Ended September 30, 2021
	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-June 30, 2021	92,423	203	$170,613	$(100,369)	$70,244
Net income	-	-	-	(8,700)	(8,700)
Shares issued in connection with conversion of convertible debentures	187	-	37	-	37
Issuance of shares associated with subordinate voting share offering	18,000	-	17,970	-	17,970
Exercise of options	186	-	52	-	52
Exercise of warrants	2	-	2	-	2
Share-based compensation expense	89	-	361	-	361
Balance-September 30, 2021	110,887	203	$189,035	$(109,069)	$79,966

	Nine Months Ended September 30, 2022
	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2021	111,806	203	$189,368	$(119,061)	$70,307
Net loss	-	-	-	(13,450)	(13,450)
Share-based compensation expense	220	-	427	-	427
Balance-September 30, 2022	112,026	203	$189,795	$(132,511)	$57,284

	Nine Months Ended September 30, 2021
	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2020	57,617	203	$125,540	$(94,384)	$31,156
Net loss	-	-	-	(14,685)	(14,685)
Shares issued in connection with conversion of convertible debentures	2,580	-	514	-	514
Issuance of shares associated with acquisitions	30,641	-	43,259	-	43,259
Issuance of shares associated with subordinate voting share offering	18,000	-	17,970	-	17,970
Exercise of warrants	1,511	-	718	-	718
Exercise of options	78	-	48	-	48
Share-based compensation expense	460	-	986	-	986
Balance-September 30, 2021	110,887	203	$189,035	$(109,069)	$79,966

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	Nine Months Ended
	September 30,	September 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(13,450)	$(14,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,161	2,894
Amortization of debt issuance costs	688	643
Share-based compensation expense	427	986
Provision for doubtful accounts	551	657
Goodwill impairment	-	357
Loss on sale of assets	41	-
Termination of branding rights agreement	-	152
Unrealized loss (gain) on change in fair value of investments	122	(125)
Changes in operating assets and liabilities:
Accounts receivable	1,847	(2,418)
Inventory	(900)	(2,307)
Prepaid expenses and other current assets	(132)	(149)
Other Assets	(621)	57
Accounts payable and accrued expenses	(48)	(4,525)
Net cash used in operating activities	$(6,314)	$(18,463)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from asset sales	$19	$1,979
Purchases of property and equipment	(2,920)	(2,057)
Acquisition of business assets, net	-	(6,643)
Net cash used in investing activities	$(2,901)	$(6,721)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible notes, net of financing costs	6,558	-
Principal payments on lease obligations	(1,818)	(1,744)
Payments on notes payable	(120)	(563)
Proceeds from subordinate voting share offering	-	18,000
Issuance costs related to subordinate voting share offering	-	(30)
Proceeds from exercise of warrants and options	-	765
Net cash provided by financing activities	$4,620	$16,428

Change in cash and cash equivalents	(4,595)	(8,756)
Cash and cash equivalents-beginning of year	7,887	25,751
Cash, cash equivalents -end of period	$3,292	$16,995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,276	$2,995
Cash paid during the period for income taxes	$182	$227

OTHER NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment not yet paid for	$47	$-
Issuance of subordinate voting shares in exchange for net assets acquired	$-	$43,259
Liabilities assumed and receivable forgiveness in exchange for net assets acquired	$-	$2,910
Debt and associated accrued interest converted to subordinate voting shares	$-	$478

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by Lowell Farms Inc. (the “Company” or “Lowell”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Form 10-K filed for the year ended December 31, 2021. There have been no material changes to our significant accounting policies as of and for the three and nine months ended September 30, 2022.

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

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets were comprised of the following items:

	September 30,	December 31,
(in thousands)	2022	2021
Deposits	$58	$548
Insurance	233	624
Supplier advances	396	575
Interest and taxes	748	147
Licenses and permits	310	78
Other	363	4
Total prepaid and other current assets	$2,108	$1,976

4. INVENTORY

Inventory was comprised of the following items:

	September 30,	December 31,
(in thousands)	2022	2021
Raw materials	$10,539	$8,558
Work in process	12	292
Finished goods	3,692	4,493
Total inventory	$14,243	$13,343

5.  Other current liabilities

Other current liabilities were comprised of the following items:

	September 30,	December 31,
(in thousands)	2022	2021
Excise and cannabis tax	$3,201	$2,830
Third party brand distribution accrual	-	78
Insurance and professional fee accrual	118	651
Interest and tax accrual	590	57
Other	655	90
Total other current liabilities	$4,564	$3,706

On July 26, 2022, subsidiaries of the Company entered into an agreement with an institutional investor pursuant to which the investor purchased a participation ("Transferred Interests") in all rights to payment from the United States Internal Revenue Service in respect of the Company’s employee retention credits for the first and second quarters of 2021 (the “ERC Claim”). The purchase price paid for the derivative payment rights was $2.45 million, which was paid in immediately available funds. For the three and nine months ended September 30, 2022, the Company recorded net other income of $2,014 and an accrued other liability of $431 to be paid to facilitate the sale of the ERC Claim. Included in interest expense is $863 of financing related charges.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. PROPERTY AND EQUIPMENT

A reconciliation of the beginning and ending balances of property and equipment and accumulated depreciation during the nine months ended September 30, 2022 and property and equipment, net as of December 31, 2021, are as follows:

	Land and	Leasehold	Furniture			Construction	Right of
(in thousands)	Buildings	Improvements	and Fixtures	Equipment	Vehicles	in Process	Use Assets	Total
Costs
Balance-December 31, 2021	$15,907	$13,950	$50	$2,992	$921	$703	$41,530	$76,053
Additions	-	215	-	2,142	-	563	-	2,920
Disposals	-	-	-	-	(62)	(24)	-	(86)
Transfers	(188)	1,135	-	69	-	(1,016)	-	-
Balance - September 30, 2022	$15,719	$15,300	$50	$5,203	$859	$226	$41,530	$78,887

Accumulated Depreciation
Balance - December 31, 2021	$(132)	$(980)	$(48)	$(618)	$(566)	$-	$(8,930)	$(11,274)
Depreciation	(130)	(1,714)	(1)	(472)	(125)	-	(2,475)	(4,917)
Disposals and other	-	-	-	-	26	-	-	26
Balance - September 30, 2022	$(262)	$(2,694)	$(49)	$(1,090)	$(665)	$-	$(11,405)	$(16,165)

Net Book Value - September 30, 2022	$15,457	$12,606	$1	$4,113	$194	$226	$30,125	$62,722

Net Book Value - December 31, 2021	$15,775	$12,970	$2	$2,374	$355	$703	$32,600	$64,779

Construction in process represent assets under construction related to cultivation, manufacturing, and distribution facilities not yet completed or otherwise not placed in service.

Depreciation expense of $1,647 and $1,040 were recorded for the three months ended September 30, 2022 and 2021, respectively, of which $1,527 and $584 respectively, were included in cost of goods sold. Depreciation expense of $104 and $196 was also recorded in other income (expense) for the three months ended September 30, 2022 and 2021, respectively.

Depreciation expense of $4,917 and $2,798 were recorded for the nine months ended September 30, 2022 and 2021, respectively, of which $4,416 and $1,752 respectively, were included in cost of goods sold. Depreciation expense of $419 and $391 was also recorded in other income (expense) for the nine months ended September 30, 2022 and 2021, respectively.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Other Intangible Assets

A reconciliation of the beginning and ending balances of intangible assets and accumulated amortization during the nine months ended September 30, 2022 and intangible assets, net as of December 31, 2021, are as follows:

	Definite Life Intangibles	Indefinite Life Intangibles
	Technology/	Brands &
(in thousands)	Know How	Tradenames	Total
Costs
Balance-December 31, 2021	$3,258	$37,707	$40,965
Business acquisition	-	-	-
Agreement termination	-	-	-
Balance-September 30, 2022	$3,258	$37,707	$40,965

Accumulated Amortization
Balance-December 31, 2021	$(209)	$-	$(209)
Amortization	(244)	-	(244)
Balance-September 30, 2022	$(453)	$-	$(453)

Net Book Value
September 30, 2022	$2,805	$37,707	$40,512
Net Book Value
December 31, 2021	$3,049	$37,707	$40,756

Intangible assets with finite lives are amortized over their estimated useful lives. Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition. The Company recorded amortization expense of $244 and $96 for the nine months ended September 30, 2022, and 2021, respectively.

The Company estimates that amortization expense for our existing other intangible assets will be approximately $326 annually for each of the next five fiscal years. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. SHAREHOLDERS’ EQUITY

Shares Outstanding

The table below details the change in Company shares outstanding by class during the nine months ended September 30, 2022:

	Subordinate	Super
(in thousands)	Voting Shares	Voting Shares
Balance-December 31, 2021	111,806	203
Issuance of vested restricted stock units	220	-
Balance-September 30, 2022	112,026	203

Warrants

A reconciliation of the beginning and ending balances of warrants outstanding is as follows:

(in thousands)
Balance-December 31, 2021	101,906
Warrants issued in conjunction with convertible debenture offering	72,081
Balance-September 30, 2022	173,987

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. DEBT

Debt at September 30, 2022 and December 31, 2021, was comprised of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Current portion of long-term debt
Vehicle loans(1)	$27	$50
Mortgage payable(2)	249	105
Note payable	25	66
Total short-term debt	301	221

Long-term debt, net
Vehicle loans(1)	6	28
Mortgage payable(2)	8,760	8,857
Convertible debenture(3)	21,177	14,012
Total long-term debt	29,943	22,897
Total Indebtedness	$30,244	$23,118
______________________
(1) Primarily fixed term loans on transportation vehicles. Weighted average interest rate at September 30, 2022 and December 31, 2021 was 6.7% and 7.8%, respectively.

(2) Mortgage payable associated with the acquired processing facility. Weighted average interest rate at September 30, 2022 and December 31, 2021 was 12.5%. Net of deferred financing costs as September 30, 2022 and December 31, 2021 of $317 and $398, respectively.

(3) Net of deferred financing costs at September 30, 2022 and December 31, 2021 of $980 and $1,477, respectively.

Stated maturities of debt obligations are as follows as of September 30, 2022:

September 30,
(in thousands)	2022
Balance of 2022	$112
2023	22,421
2024	288
2025	330
2026 and thereafter	8,390
Total debt obligations	$31,541

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

A reconciliation of lease obligations for the nine months ended September 30, 2022, is as follows:

(in thousands)
Lease obligation
December 31, 2021	$36,496
Lease principal payments	(1,818)
September 30, 2022	$34,678

All extension options that are reasonably certain to be exercised have been included in the measurement of lease obligations. The Company reassesses the likelihood of extension option exercise if there is a significant event or change in circumstances within its control.

Current and long-term portions of lease obligations at September 30, 2022 and December 31, 2021, are as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Lease obligation, current portion	$2,625	$2,444
Lease obligation, long-term portion	32,053	34,052
Total	$34,678	$36,496

The key assumptions used in accounting for leases as of September 30, 2022 were a weighted average remaining lease term of 14.75 years and a weighted average discount rate of 6.0%.

The key assumptions used in accounting for leases as of December 31, 2021 were a weighted average remaining lease term of 17.2 years and a weighted average discount rate of 6.0%.

The components of lease expense for the three and nine months ended September 30, 2022 and 2021, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2022	2021	2022	2021
Amortization of leased assets (1)	$818	$741	$2,475	$2,268
Interest on lease liabilities (2)	549	531	1,683	1,728
Total	$1,367	$1,272	$4,158	$3,996

1) Included in cost of goods sold, general and administrative and other income/expense in the Condensed Consolidated Statements of Income (Loss).

2) Included in interest expense in the Condensed Consolidated Statements of Income (Loss).

The future lease payments with initial remaining terms in excess of one year as of September 30, 2022 were as follows:

(in thousands)	September 30, 2022
Balance of 2022	$1,163
2023	4,706
2024	4,096
2025	3,267
2026 and beyond	40,469
Total lease payments	53,701
Less imputed interest	(19,023)
Total	$34,678

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. SHARE-BASED COMPENSATION

During 2019 the Company’s Board of Directors adopted the 2019 Stock and Incentive Plan (the “Plan”), which was amended in April 2020 and March 2021. The Plan permits the issuance of stock options, stock appreciation rights, stock awards, share units, performance shares, performance units and other stock-based awards, and, as of September 30, 2022, 13.2 million shares have been authorized to be issued under the Plan and 3.4 million are available for future grants. The Plan provides for the grant of options as either non-statutory stock options or incentive stock options and restricted stock units to employees, officers, directors, and consultants of the Company to attract and retain persons of ability to perform services for the Company and to reward such individuals who contribute to the achievement by the Company of its economic objectives. The awards granted generally vest in 25% increments over a four-year period and option awards expire 6 years from grant date.

The Plan is administered by the Board or a committee appointed by the Board, which determines the persons to whom the awards will be granted, the type of awards to be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

During the three and nine months ended September 30, 2022 and 2021, the Company granted shares to certain employees as compensation for services. These shares were accounted for in accordance with ASC 718 - Compensation - Stock Compensation. The Company amortizes awards over the service period and until awards are fully vested.

For the three and nine months ended September 30, 2022 and 2021, share-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2022	2021	2022	2021
Cost of goods sold	$-	$-	$-	$-
General and administrative expense	109	361	427	986
Total share-based compensation	$109	$361	$427	$986

The following table summarizes the status of stock option grants and unvested awards at and for the nine months ended September 30, 2022:

	Stock	Weighted-Average	Weighted Average Remaining	Aggregate
(in thousands except per share amounts)	Options	Exercise Price	Contractual Life	Intrinsic Value

Outstanding-December 31, 2021	6,598	$0.99	4.3	$-

Granted	3,770	0.30	-	-
Exercised	-	-	-	-
Cancelled	(1,906)	1.02	-	-
Outstanding-September 30, 2022	8,462	$0.64	4.2	-

Exercisable-September 30, 2022	3,862	$0.82	3.6	$-

Vested and expected to vest-September 30, 2022	8,462	$0.64	4.2	$-

The weighted-average fair value of options granted during the three and nine months ended September 30, 2022, estimated as of the grant date were $0.23 and $0.30, respectively. As of September 30, 2022, there was $734 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.32 years.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the status of restricted stock unit (“RSU”) grants and unvested awards at and for the nine months ended September 30, 2022:

		Weighted-Average
(in thousands)	RSUs	Fair Value

Outstanding-December 31, 2021	642	$1.18

Granted	-	-
Vested	(125)	1.49
Cancelled	(43)	1.11
Outstanding-September 30, 2022	474	$1.11

As of September 30, 2022, there was $214 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 9 months.

The fair value of the stock options and RSUs granted were determined using the Black-Scholes option-pricing model with the following weighted average assumptions at the time of grant.

Stock Options

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Expected volatility	50%	50%	50%	50%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.2%	1.0%	1.3%	0.9%
Expected term in years	4.50	4.25	4.5	4.25

RSUs

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Expected volatility	50%	50%	50%	50%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.7%	0.9%	0.7%	0.9%
Expected term in years	1.00	0.74	1.00	0.74

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

The provision for income tax expense for the three months ended September 30, 2022, was $90, representing an effective tax rate of -1.92%, compared to an income tax expense of $75 for the three months ended September 30, 2021, representing an effective tax rate of -0.87%. The provision for income tax expense for the nine months ended September 30, 2022, was $225, representing an effective tax rate of -1.70%, compared to an income tax expense of $213 for the nine months ended September 30, 2021, representing an effective tax rate of -1.47%.

13. NET INCOME (LOSS) PER SHARE

Net income (loss) per share represents the net earnings/loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands except per share amounts)	2022	2021	2022	2021
Net income (loss)	$(4,779)	$(8,700)	$(13,450)	$(14,685)

Net income (loss) per share:
Basic	$(0.04)	$(0.10)	$(0.12)	$(0.15)
Diluted	$(0.04)	$(0.10)	$(0.12)	$(0.15)
Weighted average shares outstanding:
Basic	112,026	84,922	111,995	98,949
Diluted	112,026	84,922	111,995	98,949

Weighted average potentially diluted shares (1):
Basic shares	112,026	84,922	111,995	98,949
Total weighted average potentially diluted shares:	112,026	84,922	111,981	98,949

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

At September 30, 2022 and December 31, 2021 the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments.

The carrying value of the Company’s debt approximates fair value based on current market rates (Level 2).

Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described above in the Notes to Condensed Consolidated Financial Statements, which are considered a Level 3 measurement.

15. COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2022, the Company has entered into purchase commitments for additional manufacturing equipment. The remaining purchase commitment of $2.9 million is due in 2023 as the equipment is manufactured and delivered.

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of September 30, 2022, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future. In 2022, the Company entered into a payment plan offered by California regulatory authorities to pay certain excise and cultivation taxes over a 12 month period. If such taxes are not paid in accordance with the agreed payment plan and tax authorities do not grant relief from penalties, the Company could be subject to certain late payment penalties.

Litigation and Claims

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates are an adverse party or have a material interest adverse to the Company’s interest.

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

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16. GENERAL AND ADMINISTRATIVE EXPENSES

For the three and nine months ended September 30, 2022 and 2021, general and administrative expenses were comprised of:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2022	2021	2022	2021
Salaries and benefits	$1,338	$2,142	$3,984	$4,540
Professional fees	212	413	734	1,672
Share-based compensation	109	361	427	986
Insurance	338	348	1,043	1,147
Administrative	623	947	1,245	2151
Total general and administrative expenses	$2,620	$4,211	$7,433	$10,496

17. RELATED-PARTY TRANSACTIONS

Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.

In April 2015, Lowell entered into a services agreement with Olympic Management Group (“OMG”), for advisory and technology support services, including the access and use of software licensed to OMG to perform certain data processing and enterprise resource planning (“ERP”) operational services. OMG is owned by one of the Company’s co-founders. The agreement provides for the dollar-for-dollar reimbursement of expenses incurred by OMG in performance of its services. Amounts paid to OMG for the three and nine months ended September 30, 2022 and 2021, were $36 and $nil, respectively.

18.  SEGMENT INFORMATION

The Company’s operations are comprised of a single reporting segment engaged in the production and sale of cannabis products in the United States. As the operations comprise a single reporting segment, amounts disclosed in the financial statements also represent a single reporting segment.

19.  SUBSEQUENT EVENTS

Subsequent to September 30, 2022 the Company created a strategic alternatives committee of the Board to evaluate acquisition related inquiries of the Company.

The Company has evaluated other potential subsequent events through November 14, 2022, the date the financial statements were available to be issued. No further material subsequent events were identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company is for the three and nine months ended September 30, 2022 and 2021. It is supplemental to, and should be read in conjunction with, the Company’s consolidated financial statements and the accompanying notes for the year ended December 31, 2021. All dollar amounts in this MD&A are expressed in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

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

Product Offerings

Our product offerings include flower, vape pens, oils, extracts, chocolate edibles, mints, gummies, tinctures and pre-rolls, including our automated pre-roll line called 35’s. We sell our products under owned and third-party brands.

Brands we own include the following:

o	Lowell Herb Co. and Lowell Smokes – premium packaged flower, pre-roll, concentrates, and vape products.

o	House Weed – a value driven flower, vape and concentrates offering, delivering a flavorful and potent experience with dependable quality.

o	Kaizen – a premium brand offering a full spectrum of cannabis concentrates.

o	Moon – offers a range of cannabis bars, bites and fruit chews in a variety of flavors, focusing on high- potency, high-quality and high-value.

o	Original Pot Company – infuses its baked edibles with high quality cannabis.

o	Cypress Reserve – a premium flower brand reserved for the Company’s highest potency harvests from its greenhouses.

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

The first harvest was in the third quarter of calendar year 2017. In 2021 we completed a series of facility upgrades to our greenhouses and supporting infrastructure, which increases facility output approximately four times from that generated in 2019. These facility improvements include separate grow rooms configured with drop-shades, supplemental lighting, upgraded electrical capability with environmental controls and automated fertigation, and raised gutter height in two of the greenhouses. We harvested approximately 9,000, 17,000 and 32,000 pounds of flower in 2019, 2020 and 2021, respectively, and are currently projecting to harvest between 40,000 and 42,000 pounds in 2022 as a result of these facility upgrades and improvements. We have invested approximately $7.4 million in our greenhouse renovations to date. The completion and commissioning of the renovated greenhouses is expected to further reduce unit costs of cultivation and make available additional cannabis flower and feedstocks for our extraction and processing, packaging and distribution operations.

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

In this MD&A, reference is made to adjusted EBITDA and working capital which are not measures of financial performance under GAAP. The Company calculates each as follows:

 EBITDA is net income (loss), excluding the effects of income taxes (recovery); net interest expense; depreciation and amortization; and adjusted EBITDA also includes non-cash fair value adjustments on investments; unrealized foreign currency gains/losses; share-based compensation expense; and other transactional and special expenses, such as out-of-period insurance and tax recoveries and acquisition costs and expenses related to the markup of acquired finished goods inventory, which are inconsistent in amount and frequency and are not what we consider as typical of our continuing operations. Management believes this measure provides useful information as it is a commonly used measure in the capital markets and as it is a close proxy for repeatable cash generated by operations. We use adjusted EBITDA internally to understand, manage, make operating decisions related to cash flow generated from operations and evaluate our business. In addition, we use adjusted EBITDA to help plan and forecast future periods.

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

These measures are not necessarily comparable to similarly titled measures used by other companies.

The table below reconciles Net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2022	2021	2022	2021

Net loss	$(4,779)	$(8,700)	$(13,450)	$(14,685)
Interest expense	1,355	1,365	4,002	3,019
Provision for income taxes	90	75	225	213
Depreciation and amortization in cost of goods sold	1,528	584	4,416	1,752
Depreciation and amortization in operating expenses	110	260	340	751
Depreciation and amortization in other income (expense)	104	196	419	391
EBITDA(1)	(1,592)	(6,220)	(4,048)	(8,559)
Investment and currency (gains)/ losses	16	90	122	(35)
Goodwill impairment	-	357	-	357
Share-based compensation	109	361	427	986
Net effect of cost of goods on mark-up of acquired finished goods inventory	-	-	-	662
Transaction and other special charges(2)	(2,014)	225	(1,984)	(2,424)
Adjusted EBITDA(1)	$(3,481)	$(5,187)	$(5,483)	$(9,013)

__________________

(1)Non-GAAP measure

(2) For the three and nine months ended September 30, 2022, net of $863 of financing charges related to the ERC claim, included in interest expense on the Condensed Consolidated Statements of Income (Loss).

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021

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

The Company classifies its revenues into the following major categories: Consumer Packaged Goods (“CPG”) revenue, Bulk revenue, Lowell Farm Services (“LFS”) revenue, and Licensing revenue.

•	CPG products are primarily sales of proprietary brands of the Company.

•	Bulk product includes revenue from flower, biomass and distillates sales.

•	LFS revenue is related to our processing facility that provides drying, bucking, trimming, sorting, grading, and packaging services.

•	Licensing revenue includes fees from licensing the Lowell Smokes brand and sales of packaging and support services associated with non-California based activities.

Previously the Company categorized its revenues as owned, agency and distributed brands and has reclassified the prior period categorization to conform with current period presentation.

Revenue by Category

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021:

	Three Months Ended
	September 30,	September 30,
(in thousands)	2022	2021	$ Change	% Change
CPG	$6,137	$8,937	$(2,800)	-31%
Bulk	1,956	1,915	41	2%
Lowell Farm Services	254	924	(670)	-73%
Licensing	310	691	(381)	-55%
Net revenue	$8,657	$12,467	$(3,810)	-31%

CPG revenues decreased for the three months ended September 30, 2022, compared to the same period of the prior year, primarily as a result of lower packaged flower, concentrates and edible sales. Lowell brand revenues for the three months ended September 30, 2022 were $5.0 million and represented 82% of CPG revenues compared to $5.7 million in revenue and 64% of CPG sales in the same quarter in the prior year. The decline in CPG revenues from the prior year was primarily driven by declines in the House Weed brand and a $406k impact of an accounting change of recording slotting fees as a reduction in revenue in the current period, as opposed to operating expenses in the same period of the prior year. House Weed brand sales decreased $1.0 million in the three months ended September 30, 2022 compared to the same period last year. Third-party agency and distributed brand revenue declined from $0.4 million in the third quarter of 2021 to $0.2 million in the third quarter of 2022 reflecting the strategic decision made in 2021 to focus only on agency and distributed brands that realize a higher per order sales level. Edible and concentrates branded sales declined $0.7 million in the current quarter compared to the same period last year as we focus on other product offerings.

Bulk sales increased $0.04 million in the third quarter of 2022 compared to the same period in the prior year. Overall, sales remained consistent between periods, despite changes in bulk pricing.

LFS and licensing revenues were new activities initiated in the second half of 2021 generating $0.3 million and $0.3 million in the current quarter, respectively, compared to generating $0.9 million and $0.7 million in the same period of the prior year, respectively.  The Company continues to pursue new customers with quality flower to generate continued growth with LFS processing fees and is planning additional licensing in Colorado and New Mexico.

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

Three Months Ended September 30, 2022, compared to Three Months Ended September 30, 2021:

	Three Months Ended
	September 30,	September 30,	Change
(in thousands)	2022	2021	$	%
Net revenue	$8,657	$12,467	$(3,810)	-31%
Cost of goods sold	10,553	12,403	$(1,850)	-15%
Gross profit (loss)	$(1,896)	$64	$(1,960)	-3,063%
Gross margin	-21.9%	0.5%

Gross margin was -21.9% and 0.5% in the three months ended September 30, 2022 and 2021, respectively. The change between periods in gross profit and gross margin is primarily due to one time inventory related adjustments, manufacturing variances and sales related discounts recognized during the third quarter of the current year.

We expect to realize improved gross margin throughout the remainder of 2022 and into 2023 as a result of the launch of Lowell 35 pre-rolls at the end of the current quarter and with improved operating leverage at production facilities. With new customers and an anticipated increase in LFS revenues, as well as an increase in licensing fees, we expect that performance will improve over future periods.

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

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021:

	Three Months Ended
	September 30,	September 30,	Change
(in thousands)	2022	2021	$	%
Total operating expenses	$3,330	$7,015	$(3,685)	-53%
% of net revenue	38%	56%

Total operating expenses decreased $3.7 million for the three months ended September 30, 2022 compared to the same period of the prior year, primarily reflecting headcount reductions between years, operating efficiencies and fewer professional fees incurred in the third quarter of the current year as more services are performed by employees. Operating expenses decreased as a percentage of sales from 56% for the three months ended September 30, 2021, to 38% for the three months ended September 30, 2022.

 Other Income (Expense)

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021:

	Three Months Ended
	September 30,	September 30,	Change
(in thousands)	2022	2021	$	%
Total other income (expense)	$537	$(1,674)	$2,211	132%
% of net revenue	-6%	-13%

Other income (expense) changed $2.2 million for the three months ended September 30, 2022 compared to the same period of the prior year, primarily due to a sale of an Employee Retention Credit of $2,800 that was earned during the period, net of financing costs of $862 to facilitate the sale of the credit.

 Net Income (Loss)

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021:

	Three Months Ended
	September 30,	September 30,	Change
(in thousands)	2022	2021	$	%
Net income (loss)	$(4,779)	$(8,700)	$3,921	45%

Net loss was $4.8 million in the quarter ended September 30, 2022, compared to net loss of $8.7 million for the same period of the prior year as a result of the factors noted above.

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

Revenue by Category

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021:

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2022	2021	$ Change	% Change
CPG	$22,658	$24,891	$(2,233)	-9%
Bulk	7,130	12,130	(5,000)	-41%
Lowell Farm Services	3,151	927	2,224	239%
Licensing	1,308	705	603	86%
Net revenue	$34,247	$38,653	$(4,406)	-11%

CPG revenues decreased to $22.7 million for the nine months ended September 30, 2022, a decline of $2.2 million compared to the same period in the prior year. Despite the overall decline in CPG revenue, Lowell brand revenues for the nine months ended September 30, 2022 increased to $14.9 million and represented 66% of CPG revenues compared to $12.4 million and 51% of CPG revenues in the same period in 2021. House Weed brand sales increased to $5.8 million in the nine months ended September 30, 2022 compared to $3.6 million in the same period last year, reflecting increased packaged flower sales and introducing new vape and concentrates offerings in the House Weed brand. Offsetting the increase in Lowell brands and House Weed sales was a decline in third-party agency and distributed brand revenue from $2.4 million in the first nine months of 2021 to $0.8 million in the first nine months of 2022 and a decline in edible and concentrates branded sales of $4.7 million in the first nine months of 2022 compared to the same period last year as we focus efforts on packaged flower and pre-rolls. Included in CPG revenues for the current period is a $406k impact of an accounting change of recording slotting fees as a reduction in revenue in the current year, as opposed to operating expenses.

 Bulk sales decreased by $5.0 million in the first nine months of 2022 compared to the same period in the prior year, primarily reflecting lower sales of third party flower and a decline in average bulk sales prices for Lowell - cultivated flower between periods. Bulk flower prices in the first nine months ended September 30, 2022, declined approximately 45% from the same period in the prior year.

LFS and licensing revenues were new activities initiated in the second half of 2021 generating $3.1 million and $1.3 million in the nine months ended September 30, 2022 and 2021, respectively, compared to generating $0.9 million and $0.7 million in the same period of the prior year, respectively.  LFS revenues are inclusive of $1.8 million of revenue generated from sales of third-party bulk flower processed.

A strategic decision was made in 2021 to focus only on agency and distributed brands that realize a higher per order sales level.

Cost of Sales, Gross Profit and Gross Margin

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021:

	Nine Months Ended
	September 30,	September 30,	Change
(in thousands)	2022	2021	$	%
Net revenue	$34,247	$38,653	$(4,406)	-11%
Cost of goods sold	33,075	34,317	$(1,242)	-4%
Gross profit	$1,172	$4,336	$(3,164)	-73%
Gross margin	3.4%	11.2%

Gross margin was 3.4% and 11.2% in the nine months ended September 30, 2022 and 2021, respectively. The change between periods in gross profit and gross margin is primarily due to lower bulk selling prices in 2022 and due to one time inventory related adjustments, manufacturing variances and sales related discounts recognized during the third quarter of the current year.

We expect to realize improved gross margin throughout the remainder of 2022 and in 2023 as a result of the continuing growth of retail flower , the launch of new pre-roll products, an anticipated increase in LFS revenues as we pursue new customers, and an increase in licensing fees from out of state partners. We expect that pricing will remain soft in the remainder of 2022 and into the first quarter of 2023 and will maintain relatively stable throughout the remainder of the harvests during the year.

Total Operating Expenses

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021:

	Nine Months Ended
	September 30,	September 30,	Change
(in thousands)	2022	2021	$	%
Total operating expenses	$11,882	$17,457	$(5,575)	-32%
% of net revenue	35%	45%

Total operating expenses decreased $5.6 million for the nine months ended September 30, 2022 compared to the same period of the prior year, primarily reflecting increased sales and marketing activity supporting the introduction of Lowell brands in 2021 and lower headcount and cost efficiencies experienced in 2022. Operating expenses decreased as a percentage of sales from 45% for the nine months ended September 30, 2021 to 35% for the nine months ended September 30, 2022. Operating expenses in the remainder of 2022 are expected to be relatively flat or decline slightly year over year despite continuing investment in owned brand marketing and infrastructure expenditures in support of revenue increases, and operating expenses as a percentage of retail sales are expected to continue to decline.

Other Income (Expense)

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021:

	Nine Months Ended
	September 30,	September 30,	Change
(in thousands)	2022	2021	$	%
Total other income (expense)	$(2,515)	$(1,351)	$(1,164)	86%
% of net revenue	-7%	-3%

Other income (expense) changed $1.2 million for the nine months ended September 30, 2022 compared to the same period of the prior year. The results in the current year include recognition of a sale of an Employee Retention Credit of $2.8 million that was earned during the period, net of financing costs of $862 to facilitate the sale of the credit, and the prior year results included a $2.6 million insurance recovery.

Net Income (Loss)

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021:

	Nine Months Ended
	September 30,	September 30,	Change
(in thousands)	2022	2021	$	%
Net income (loss)	$(13,450)	$(14,685)	$1,235	8%

Net loss was $13.4 million in the nine months ended September 30, 2022 compared to a net loss of $14.7 million for the same period of the prior year as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary need for liquidity is to fund the working capital requirements of our business, capital expenditures, general corporate purposes, and debt service. Historically our primary source of liquidity has been funds generated by financing activities. Our ability to fund our operations, to make planned capital expenditures, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, and ability to obtain equity or debt financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond our control. Cash generated from operations, for the first nine months of 2022, were not sufficient to fund operations, capital expenditures and debt service. For the balance of 2022, we expect our primary source of liquidity will be funds generated by operations, supported in part by financing should it be available and economically feasible.

At September 30, 2022, we had $3.2 million in cash and cash equivalents and $15.1 million of working capital, compared to $7.9 million of cash and cash equivalents and $21.3 million of working capital at December 31, 2021. Cash and cash equivalents and proceeds from convertible debenture financing in the first nine months of 2022 funded operations, capital expenditures and debt service.

The Company is focused on improving its balance sheet by improving accounts receivable collections, right-sizing inventories and increasing gross profits. We have taken a number of steps to improve our ability to fund operations and capital expenditures including:

•	Accelerated cultivation facility and operating assets renovations to increase flower and trim output;

•	Developed new cultivation genetics focused on increasing yields and potency;

•	Scaled back our investment in and support for non-core brands;

•	Focused marketing and brand development activities on significantly growing the Lowell brands acquired in the first quarter of 2021;

•	Restructured our organization and identified operating, selling and administrative expense cost efficiencies;

•	Developed LFS, which commenced operations in the third quarter of 2021 to add revenue and cash flow generation, and;

•	Licensed the Lowell Smokes brand in Illinois and Massachusetts, with Colorado and New Mexico expected to be added in the remainder of 2022.

The Company anticipates continued improvement in the remainder of 2022 and in 2023 due in large part to yield improvements in cultivation, greater revenues from licensing operations and improved operational efficiency.

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the condensed interim consolidated financial statements of the Company for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,	September 30,	Change
(in thousands)	2022	2021	$	%
Net cash used in operating activities	$(6,314)	$(18,463)	$12,149	-66%
Net cash used in investing activities	(2,901)	(6,721)	3,820	-57%
Net cash provided by financing activities	4,620	16,428	(11,808)	-72%
Change in cash and cash equivalents	$(4,595)	$(8,756)	$4,161	48%

Cash used in operating activities

Net cash used in operating activities was $6.3 million for the nine months ended September 30, 2022, a decrease in cash used of $12.1 million or 66%, compared to the nine months ended September 30, 2021. The decrease for the nine months ended September 30, 2022, compared to the same period in 2021, was primarily driven by accounts receivable decreasing by $1.8 million in the nine months ended September 30, 2022, reflecting increased collection efforts, compared to an increase of $2.4 million in the same period in 2021, accounts payable and accrued expenses decreasing $48k in the nine months ended September 30, 2022, compared to a reduction of $4.5 million in the same period of 2021, net loss decreasing $1.2 million for the nine months ended September 30, 2022, compared to the same period in 2021 and depreciation and amortization expense increasing $2.3 million between periods.

Cash used in investing activities

Net cash used in investing activities was $2.9 million for the nine months ended September 30, 2022, a decrease in cash used of $3.8 million or 57%, compared to the same period of the prior year. The change in cash used between periods was primarily due to the Lowell brand acquisition of $6.6 million which was off-set in part by net proceeds of $2.0 million from the sale of assets during the nine months ended September 30, 2021. The Company invested $2.9 million into machinery primarily related to the production of the new Lowell 35 pre-rolls in the nine months ended September 30, 2022 compared to equipment purchases of $2.1 million in the same period of the prior year.

Cash provided by financing activities

Net cash provided by financing activities was $4.6 million for the nine months ended September 30, 2022, a decrease in cash provided by financing activities of $11.8 million compared to the same period of the prior year. The change was primarily due to $18 million of subordinate share offerings in the nine months ended September 30, 2021 compared to $6.6 million of new convertible debt offerings in the nine months ended September 30, 2022.

We are evaluating cash on hand, cash flows from operations and potential new sources of funding to meet the operating needs of the organization. The Company’s strategic alternatives committee will continue to evaluate these factors in conjunction with evaluating discussions with interested parties.

Working Capital and Cash on Hand

The following table presents the Company’s cash on hand and working capital position as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,	Change
(in thousands)	2022	2021	$	%
Working capital(1)	$15,131	$21,305	$(6,174)	-29%

Cash and cash equivalents	$3,292	$7,887	$(4,595)	-58%

_________________

(1) Non-GAAP measure - see Non-GAAP Financial Measures in this MD&A. (Total current assets less total current liabilities)

At September 30, 2022, we had $3.3 million in cash and cash equivalents and $15.1 million of working capital, compared to $7.9 million of cash and cash equivalents and $21.3 million of working capital at December 31, 2021. The decrease in cash and cash equivalents was primarily due to funding operational losses and equipment purchases.

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

Credit Risk

•

Credit risk is the risk of a potential loss to the Company if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at September 30, 2022 and December 31, 2021 is the carrying amount of cash and cash equivalents and accounts receivable. All cash and cash equivalents are placed with U.S. and Canadian financial institutions.

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

•	In addition to the commitments outlined in Note 15, the Company has the following contractual obligations at September 30, 2022 and December 31, 2021:

	Maturity: < 1 Year		Maturity: > 1 Year
	September 30,	December 31,	September 30,	December 31,
(in thousands)	2022	2021	2022	2021
Accounts payable and Other accrued liabilities	$6,910	$6,808	$-	$-

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

SELECTED FINANCIAL DATA

Consolidated Financial Position	September 30,	December 31,
(in thousands)	2022	2021
Cash	$3,292	$7,887
Current assets	$25,467	$31,428
Property, plant and equipment, net	$62,722	$64,779
Total assets	$129,616	$137,379
Current liabilities	$10,336	$10,123
Working capital	$15,131	$21,305
Long-term notes payable including current portion	$58	$249
Capital lease obligations including current portion	$34,678	$36,496
Mortgage obligation	$9,009	$8,857
Total stockholders’ equity	$57,284	$70,307

OUTSTANDING SHARE DATA

As of November 14, 2022, the Company had the following securities issued and outstanding:

Number of Shares
(in thousands)	(on an as converted basis)
Issued and Outstanding
Subordinate voting shares	100,613
Class B shares (1)	11,413
Super voting shares	203
Reserved for Issuance
Options	8,609
Restricted Stock Units	473
Warrants	23,464
Convertible debenture shares	106,275
Convertible debenture warrants	150,523
401,573

____________________

(1) Class B shares reserved for conversion to Subordinate voting shares.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the three months ended September 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2022, no unregistered sales of equity related securities identified, outside of those already reported.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Form of Subscription Agreement (1)
10.2	Form of Debenture (1)
10.3	Form of Company Warrant (1)
10.4	Form of Indus Warrant (1)
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

_______________

*

Furnished herewith. This certification is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

(1)	Incorporated by reference from the form 8-K filed on August 19, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWELL FARMS, INC.

Date: November 14, 2022	By:	/s/ Mark Ainsworth
Mark Ainsworth
Chief Executive Officer (principal executive officer)

Date: November 14, 2022	By:	/s/ Brian Shure
Brian Shure
Executive Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)

