Form 10-K
period 2022-12-31
Lowell Farms Inc.
filed 2023-03-31
CIK 1838128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-56254

LOWELL FARMS INC.
(Exact name of Registrant as Specified in its Charter)

British Columbia, Canada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19 Quail Run Circle - Suite B, Salinas, California.	93907
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (831) 998-8214

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Subordinate Voting Shares

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of subordinate voting shares held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s second quarter, was $21,064,979 (based on the closing price for the registrant's subordinate voting shares as reported by the OTCQX on that date). Shares of subordinate voting shares held by each executive officer, director, and holder of 5% or more of the registrant’s outstanding subordinate voting shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 There were 112,761,904 shares of the Registrant’s Subordinate Voting Shares outstanding as of March 27, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None

LOWELL FARMS INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2022

Part I

Lowell Farms Inc. and its wholly owned subsidiaries are collectively referred to in this Annual Report on Form 10-K as the “Company,” “Corporation,” “Lowell Farms,” “we,” “us” or “our.”

ITEM 1. Business

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

We operate an approximately 250,000 square foot greenhouse cultivation facility in Monterey County, a 40,000 square foot processing facility that provides drying, bucking, trimming, sorting, grading, and packaging operations of cannabis flower in Monterey County, a 15,000 square foot manufacturing and laboratory facility in Salinas, California, a separate 21,000 square foot distribution facility in Salinas, California and a warehouse depot in Los Angeles, California.

We sell our products under owned and licensed third-party brands. Brands we own include Lowell Smokes, Lowell 35s, House Weed, Kaizen, Moon, Original Pot Company, Flavor Extracts, Humble Flower and Cypress Cannabis.

On March 15, 2023, we announced entering into a binding letter of intent with the Company's existing noteholders for the sale of the Lowell Smokes and 35s brands and associated intellectual property to Lowell Brands LLC ("BrandCo"), a newly formed Delaware limited liability company, and the assignment of the related license agreements and material contracts to BrandCo and in return the noteholders have agreed to forgive all indebtedness owing under the debentures, cancel the related warrants to acquire an aggregate of approximately 212 million subordinate voting shares of the Company and the Company will issue approximately 100 million shares of the Company's subordinate voting shares to BrandCo representing no more than 49% of the issued and outstanding number of subordinate voting shares. We will retain the exclusive rights to utilize the brand in California for 42 months following the date of sale and will retain license revenue from Illinois, Massachusetts, Colorado and New Mexico for 6 months following the date of sale.

The proposed transaction is a related party transaction resulting from a proposal by George Allen, the prior Chairman of the Board and a control person of the Company, and the interest of Brian Shure, our Chief Financial Officer and a member of our Board, in the transaction. A special committee of the Company’s Board of Directors (the “Special Committee”) consisting solely of independent directors evaluated the proposal from George Allen and Geronimo Capital and negotiated the terms of the proposed transaction. The Special Committee concluded that there were no viable alternatives available on commercially reasonable terms that would be likely to improve the financial situation of the Company.  The closing of the proposed transaction is subject to the negotiation and execution of the definitive deal documentation and the satisfaction of all applicable closing conditions.  See “Subsequent Events” for a discussion of the transaction.

Product Offerings

Our product offerings include flower, vape pens, oils, extracts, chocolate edibles, mints, gummies, tinctures and pre-rolls. We sell our products under owned and third-party brands.

Brands we own include the following:

o	Lowell Herb Co. and Lowell Smokes - a premium brand of packaged flower, pre-roll, concentrates, and vape products.

o	Lowell 35s - a premium branded product line of pre-rolls produced from an automated machine.

o	House Weed - a value driven flower, vape and concentrates offering, delivering a flavorful and potent experience with dependable quality.

o	Kaizen - a premium brand offering a full spectrum of cannabis concentrates.

o	Moon - offers a range of cannabis bars, bites and fruit chews in a variety of flavors, focusing on high-quality and high-value.

o	Original Pot Company - infuses its quality baked edibles with cannabis extract.

o	Cypress Cannabis - a premium flower brand reserved for the Company’s highest potency harvests from its greenhouses.

o	Humble Flower - a product line of topicals, pre-rolls and functional pressed sublingual tablets.

o

Flavor Extracts - provides a value line of concentrates like crumble and terp sugar (which is a cannabis product with isolated and enhanced flavor and aromas) products that are hand-selected for optimum flavor and premium color.

The Lowell Herb Co. and Lowell Smokes brands were acquired in the Lowell Acquisition. Our remaining brands were developed prior to such acquisition, with the exception of Lowell 35s, which was developed subsequent to the Lowell Acquisition.

We exclusively manufacture and distribute Dr. May tinctures and topicals and distribute Nfuzed gummies in California.

Cultivation

We conduct cannabis cultivation operations located in Monterey County, California. We currently operate a cultivation facility which includes four greenhouses totaling approximately 255,000 square feet sited on 10 acres located on Zabala Road. Farming cannabis at this scale enables us to curate specialized strains and maintain greater control over the quantity and quality of cannabis available for our products, preserving the consistency of our flower and cannabis feedstocks for our extraction laboratory and product manufacturing operations.

The first harvest was in the third quarter of calendar year 2017. In 2021 we completed a series of facility upgrades to our greenhouses and supporting infrastructure, which increased facility output approximately four times from that generated in 2019. These facility improvements include separate grow rooms configured with drop-shades, supplemental lighting, upgraded electrical capability with environmental controls and automated fertigation, and raised gutter height in two of the greenhouses. We harvested approximately 17,000, 32,000 and 34,000 pounds of flower in 2020, 2021 and 2022, respectively, and are currently projecting to harvest roughly 35,000 pounds in 2023 as a result of these facility upgrades and improvements. We have invested approximately $8.1 million in our greenhouse renovations to date. Ongoing renovations and improvements to the greenhouses are expected to further reduce unit costs of cultivation and make available additional cannabis flower and feedstocks for our extraction and processing, packaging and distribution operations. We are also focusing on labor saving mechanisms and reducing nutrient inputs in the cultivation process.

We maintain a strict quality control process which facilitates a predictable output yield of pesticide-free products.

Extraction

Extraction operations were first launched by us in the third quarter of 2017 with the commissioning of our 5,000 square foot licensed laboratory within our Salinas manufacturing facility. The hydrocarbon lab contains six separate rooms that can each house one independent closed loop volatile extraction machine (meaning that the machine does not expose the products to open air), which are designed to process the cannabis through the application of hydrocarbon or ethanol solvents, to extract certain concentrated resins and oils from the dried cannabis. This process is known as volatile extraction, which is an efficient and rapid method of extracting cannabis. These resins, oils and concentrates are sold as inhalable products known as “shatter,” "rosin," "wax," "sugar," "diamonds," “caviar,” and “crumble”.

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

Manufacturing

Our manufacturing facility is located in Salinas, California and houses our edible product operations and extraction and distillation operations. The edible product operations utilize internally produced cannabis oil, which can also be supplied from multiple external sources. Our manufacturing operations produce a wide variety of cannabis-infused products and occupies 10,000 square feet in our 15,000 square foot manufacturing facility in Salinas. Our production capabilities include chocolate confections, baked goods, hard and soft non-chocolate confections, and topical lotions and balms. Lowell Farms utilizes modern commercial production equipment and employs food grade manufacturing protocols, including industry-leading standard operating procedures designed so that its products meet stringent quality standards. We have implemented updated compliance, packaging and labeling standards to meet all regulatory requirements, including the California Medicinal and Adult-Use Cannabis Regulation and Safety Act.

In 2022 we acquired advanced automated pre-roll production equipment to launch our automated pre-roll line, Lowell 35s. The equipment consists of an automated filler that is capable and producing 180 pre-rolls per minute and an automated packaging machine capable of packaging 50 packs of pre-rolls per minute, with each pack containing 10 pre-rolls per pack. Production began during the third quarter of 2022 with pre-rolls hitting retail shelves on September 29, 2022.

We also operate an automated flower filling and packaging line and two automated pre-roll assembly lines for making finished goods in those respective categories with cannabis grown by the Lowell Farms cultivation operations.

Processing

In June 2021 we acquired real property and related assets of a cannabis drying and midstream processing facility located in Monterey County, nearby our flagship cultivation operation. The 40,000 square foot processing facility provides drying, bucking, trimming, sorting, grading, and packaging operations for up to 250,000 pounds of wholesale cannabis flower annually. The new facility processes nearly all the cannabis that we grow at our existing cultivation operations. Additionally, in the third quarter of 2021 we launched our business unit named Lowell Farm Services (“LFS”), which provides fee-based processing services for regional growers from primarily the Salinas Valley area, one of the largest and fastest growing cannabis cultivation regions in the country, as well as throughout California.

Distribution and Distribution Services

We have a primary distribution center, warehouse and packing facility located in Salinas, California and a warehouse depot in Los Angeles, California. We provide physical warehousing and delivery to retail dispensary customers throughout the State of California for our manufactured products as well as third party branded products distributed on behalf of other licensed product manufacturers. Deliveries are made daily to over 80% of the licensed dispensaries in California utilizing a fleet of 20 owned and leased vehicles. We provide warehousing, delivery, customer service and collection services for select third-party brands.

Technology Platform

We maintain an automated, on-demand supply chain logistics platform, utilizing e-commerce, enterprise resource planning and other technology to manage product movement, order taking and logistics needs.

Inventory Management

We have comprehensive inventory management procedures, which we believe are compliant with the rules set forth by the California Department of Cannabis Control (formerly the California Department of Consumer Affairs’ Bureau of Cannabis Control) and all other applicable state and local laws, regulations, ordinances, and other requirements. These procedures ensure strict control over Lowell Farms’ cannabis and cannabis product inventory from cultivation or manufacture to sale and delivery to a licensed dispensary, distributor or manufacturer, or disposal as cannabis waste. Such inventory management procedures also include measures to prevent contamination and maintain the quality of the products cultivated, manufactured or distributed.

Sources, Pricing and Availability of Raw Materials, Component Parts or Finished Products

We presently source flower for sale primarily from our cultivation facility. We have developed relationships with local cannabis growers whereby flower quantities are readily available at competitive prices should the sourcing need arise. We source our biomass needs in extraction from our cultivation facility and from third-party suppliers. Additional biomass material is readily available from multiple sources at competitive prices. Lowell Farms manufactures substantially all cannabis oil and distillate needs from its internal extraction operations. A small amount of specialized cannabis oil is procured from multiple external sources at competitive prices. Lowell Farms manufactures all finished goods for its proprietary brands. Third party distributed brand product is sourced directly from third party partners.

U.S. Cannabis Market

The U.S. cannabis market size was valued at US$13.2 billion in 2022 and is expected to expand at a compound annual growth rate of 14.2% from 2023 to 2030.3 The increasing legalization of cannabis and rising acceptance of its use for medical purposes are the key factors driving the growth of the market. The increasing research on the use of cannabis and its medicinal properties has led to its increased usage to treat various chronic conditions such as chronic pain and nausea from chemotherapy.

An increasing number of companies are entering local markets to cater to the growing demand for cannabis and is one of the factors supporting the market growth. A dynamic startup scene in the U.S. boosts the growth of the market for cannabis.

Other factors contributing to the growth include favorable cultivation norms which help cater to the biomass demand in the U.S. States such as Florida, Oregon, Nevada, California, Washington, and Colorado are the major producers of cannabis, owing to favorable climate conditions and the legalization of medical marijuana. Furthermore, the increasing number of companies in cannabis businesses due to the ease with which wholesale procurement of cannabis can be carried out and product development can be achieved is driving the market growth in the U.S.

The COVID-19 pandemic resulted in the reduction in the strategic instances and revenues by various players. The factors responsible for the reduction in revenue include stringent regulation on trade and disruption in the supply chain due to the lockdown in the U.S. In addition, despite the increase in the number of cannabis users during the pandemic, there has also been a significant reduction in the price, leading to an overall decline in total market size based on revenue.

However, with the improving situation in the region, there is an upsurge in the strategic developments by key players, and this trend is anticipated to drive growth. In addition, the affirmative guidelines provided by the FDA for the continuation of the R&D activities concerning cannabis is anticipated to boost the growth of the U.S. cannabis market in the forthcoming years.

The medical segment accounted for the largest revenue share of 77.0% in 2022. The factors attributing to the largest share of this segment include the growing acceptance of cannabis for the treatment of various chronic conditions such as cancer, depression and anxiety, diabetes, arthritis, and epilepsy. Also, the approval of drugs for treating various conditions is contributing to the growth.

Also, the medical application of cannabis has expanded over the years due to the growing amount of scientific literature supporting its benefits in the treatment of various chronic diseases. Moreover, the number of U.S. states legalizing medical cannabis is increasing. Thirty-nine U.S. states including have legalized the use of medical cannabis and the medical conditions for which cannabis is being used are increasing. The recreational market is anticipated to register the fastest growth rate of 19.1% over a forecast period owing to its use in the treatment of various health conditions. Twenty-one states in the U.S. have legalized the use of cannabis for adult or recreational use.

California Cannabis Market

Annual legal cannabis sales in California decreased for the first time in 2022 since the nation’s biggest pot market launched recreational sales nearly five years ago. In 2022, legal sales reached $5.3 billion, according to figures released by the California Department of Tax and Fee Administration, down 8.2% from $5.77 billion in 2021.1

Despite the drop, California still represents roughly 20% of the $26 billion industry. Many in the cannabis sector see the state’s high taxes and a limited number of dispensaries as the main culprits for the decrease.

The wholesale price in California is currently around $665 a pound, which is down 26% year over year. Since 2017, the year before legal recreational sales began in the state, and through last summer, the wholesale price of cannabis in California is down over 50%.2

Considering that California-which only has about 1,000 legal dispensaries for its 40 million residents-grows more cannabis than can be legally consumed within its borders, there is a cannabis surplus which has led to a price war in the legal industry and intense competition from the illicit market.

There is belief that mature markets like California experienced a revenue boost in 2020 and 2021 thanks to COVID-19. Now with lockdowns and stimulus checks a distant memory, inflation is also adding to the decline.

Structural issues such as high taxes and the illicit market contributed to the decrease in 2022, but there is expectation in 2023 to rebound. There was only an 8% drop after a 23% jump in 2021 and a 68% increase in 2020. California is still the country’s biggest, and best, weed market.2

________

1https://www.cdtfa.ca.gov/dataportal/dataset.htm?url=CannabisTaxRevenues

2https://www.forbes.com/sites/willyakowicz/2023/02/28/californias-cannabis-sales-declined-in-2022-the-first-time-since-legalization/?sh=5ddb6fb87af9

3https://www.grandviewresearch.com/industry-analysis/us-cannabis-market

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

We plan to capitalize on cannabis consumption in California through the expansion of our proprietary brands, our robust manufacturing capabilities and leveraging our expansive distribution footprint to provide third party distribution to other licensed manufacturers. We believe this expanded product offering will appeal to a broad customer base and utilize our existing cultivation, manufacturing and distribution operations. We will selectively seek opportunities to further expand our brands and operations in California through acquisitions or alliances.

We currently have no retail facilities and we do not currently have definitive plans or timelines for expansion into retail or beyond California.

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

We expect to face continued competition from the illicit or “black-market” commercial activities that still operate within the state. Despite state-level legalization of cannabis in the United States, such operations remain abundant and present substantial competition to Lowell Farms. In particular, illicit operations, because they are largely clandestine, are not required to comply with the extensive regulations with which we must comply in order to conduct business, and accordingly may have significantly lower costs of operation. While legal cannabis sales reached $5.3 billion in revenue, it is estimated that roughly 55% of all cannabis sales within the state of California are in the illegal market.4

 __________________

4 https://www.calcities.org/news/post/2022/10/19/major-changes-are-coming-to-california-s-legal-cannabis-market#:~:text=This%20means%20that%20the%20%245.2,the%20illegal%20market%20is%20eradicated.

Intangible Property

To date, we have 12 registered federal trademarks with the United States Patent and Trademark Office, six California state trademark registrations and two Illinois state trademark registrations. We own over 100 website domains, including www.lowellfarms.com, and numerous social media accounts across all major platforms. Lowell Farms maintains strict standards and operating procedures regarding its intellectual property, including the regular use of nondisclosure, confidentiality, and intellectual property assignment agreements.

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

With regard to sales and distribution, we recruit employees who retain a high degree of industry awareness and knowledge who can interface with dispensaries state-wide and introduce our products with the intention of retaining and potentially increasing shelf-space and the intention of maintaining or increasing market volume and share. Our sales and distribution teams are important conduits for collecting intelligence on consumer behavior and trends. Our distribution capabilities are critical to building trust with dispensaries that they will receive inventory on a timely and consistent basis.

Lowell Farms currently possesses all specialized skills and knowledge it requires, but will continue to compete with other cannabis and manufacturing companies to secure and retain such staff.

As of March 27, 2023, we had 125 employees, including 123 full-time and 2 part-time employees, substantially all of whom are located in California. Additionally, Lowell Farms utilizes contract employees in security, cultivation, packaging and warehousing activities. The use of contract employees enables Lowell Farms to manage variable staffing needs and in the case of cultivation and security personnel, access to experienced, qualified and readily available human resources.

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

United States Regulatory Environment

Below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where Lowell Farms is currently involved, directly or through its subsidiaries in the cannabis industry. Lowell Farms is directly engaged in the manufacturing, extraction, cultivation, packaging, sale or distribution of cannabis in the adult-use and/or medical industries in the State of California. The Company derives substantially all of its revenues from the cannabis industry in the State of California, which industry is illegal under U.S. federal law. Management believes the Company’s cannabis-related activities are compliant with applicable State and local law, and the related licensing framework, and the Company is not aware of any material non-compliance with applicable State and local law, and the related licensing framework, by any of the Company’s clients to whom the Company renders services. Nonetheless, such activities remain illegal under U.S. federal law. The enforcement of relevant laws is a significant risk.

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

United States Federal Overview

The United States federal government regulates drugs in large part through the CSA. Marijuana, which is a form of cannabis, is classified as a Schedule I controlled substance. As a Schedule I controlled substance, the federal Drug Enforcement Agency, or DEA, considers marijuana to have a high potential for abuse; no currently accepted medical use in treatment in the United States; and a lack of accepted safety for use of the drug under medical supervision. According to the U.S. federal government, cannabis having a concentration of tetrahydrocannabinol, or THC, greater than 0.3% on a dry weight basis is marijuana. Cannabis with a THC content below 0.3% is classified as hemp. The scheduling of marijuana as a Schedule I controlled substance is inconsistent with what we believe to be widely accepted medical uses for marijuana by physicians, researchers, patients, and others. Moreover, despite the clear conflict with U.S. federal law, currently the majority of states, as well as the territories of Guam, the U.S. Virgin Islands, Puerto Rico and the District of Columbia have legalized cannabis in some form, and 21 states, as well as the District of Columbia, have legalized cannabis for adult or recreational use. As further evidence of the growing conflict between the U.S. federal treatment of cannabis and the societal acceptance of cannabis, the FDA on June 25, 2018 approved Epidiolex. Epidiolex is an oral solution with an active ingredient derived from the cannabis plant for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, as well as for the treatment of tuberous sclerosis complex. This was the first FDA-approved drug that contains a purified substance derived from the cannabis plant. In this case, the substance is cannabidiol, or CBD, a chemical component of marijuana that does not contain the psychoactive properties of THC.

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

Neither Attorney General William Barr, who succeeded Attorney General Sessions, nor any subsequent Acting Attorney General provided a clear policy directive for the United States as it pertains to State-legal marijuana-related activities. Merrick Garland currently serves as Attorney General and it is not yet known whether the Department of Justice will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. Mr. Garland indicated at a confirmation hearing before the United States Senate that it did not seem to him to be a good use of limited resources to pursue prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. In 2022, Attorney General Garland reiterated this position by stating “[w]ith respect to those jurisdictions where marijuana use and sales are lawfully regulated, there is even greater reason to conserve prosecutorial resources so that we can focus our attention on violent crimes and other crimes that cause societal harm and endanger our communities.”

In October 2022, President Biden announced 3 policy initiatives addressing the cannabis industry. First, the President announced that the Federal government would pardon all prior Federal offenses of simple marijuana possession and directed the Attorney General to develop an administrative process for the issuance of these pardons. Second, the President urged all Governors to likewise issue pardons for all state offenses for simple marijuana possession. Third, the President directed the Attorney General and the Secretary of Health and Human Services to initiate an administrative review process of the current scheduling of marijuana under federal law.

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

Tax Concerns

An additional challenge for marijuana-related businesses is that the provisions of Internal Revenue Code Section 280E are being applied by the Internal Revenue Services (“IRS”) to businesses operating in the medical and adult-use marijuana industry. Section 280E prohibits marijuana businesses from deducting their ordinary and necessary business expenses, forcing them to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a marijuana business depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be. Furthermore, although the IRS issued a clarification allowing the deduction of cost of goods sold, the scope of such eligible cost items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be capitalized as part of inventory cost basis and deducted as part of cost of goods sold, or otherwise deducted from gross profit, in determining taxable income.

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

The 2018 Farm Bill defines hemp as the plant Cannabis sativa L. and any part of the plant with a delta-9 THC concentration of not more than 0.3% by dry weight and removes hemp from the CSA. The 2018 Farm Bill requires the U.S. Department of Agriculture, or USDA, to, among other things: (1) evaluate and approve regulatory plans approved by individual states for the cultivation and production of industrial hemp, and (2) promulgate regulations and guidelines to establish and administer a program for the cultivation and production of hemp in the U.S. The regulations promulgated by the USDA will be in lieu of those States not adopting State-specific hemp regulations. Hemp and products derived from it, such as CBD, may then be sold into commerce and transported across State lines provided that the hemp from which any product is derived was cultivated under a license issued by an authorized state program approved by the USDA and otherwise meets the definition of hemp. The 2018 Farm Bill also explicitly preserved the authority of the FDA to regulate hemp-derived products under the U.S. Food, Drug and Cosmetic Act. Many have expected that the FDA will promulgate its own rules for the regulation of hemp-derived products. The 2018 Farm Bill is slated to expire in 2023. It is widely accepted that Congress will re-certify the 2018 Farm Bill

State Level Overview and Compliance Summary

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

On January 10, 2020, the three cannabis licensing agencies announced that California Governor Gavin Newsom’s budget proposal for cannabis industry regulation and taxation included plans to consolidate the three licensing entities into a single Department of Cannabis Control by July 2021. With the passage of AB 141 on July 12, 2021, the California Licensing Agencies were consolidated into the Department of Cannabis Control (“DCC”).  On September 8, 2021, the DCC announced proposed emergency regulations to move all cannabis regulations into Title 4 of the California Code of Regulations, with a stated goal of consolidating and improving the regulations. On November 7, 2022 the DCC adopted a new consolidated regulatory package that superseded the emergency regulations. The new package was aimed at streamlining and simplifying regulations for cannabis operators, licensees and consumers. The regulatory changes include changes to simplify the state licensing requirements as well as providing flexibility for cultivators and distributors.

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

The following licenses are held by the Company:

Agency	License	City/County	Type of License
DCC	CCL18-0003496	Monterey County	Nursery
DCC	CCL18-0003514	Monterey County	Processor
DCC	CCL21-0004262	Monterey County	Cultivation: Medium Mixed-Light Tier 2
DCC	CCL-21-0004259 - CCL-21-0004261	Monterey County	Cultivation: Small Mixed-Light Tier 2
DCC	CCL 18-0001803 and CCL18-000180	Monterey County	Cultivation: Small Mixed-Light Tier 2
DCC	CCL18-0003497 - CCL18-0003503	Monterey County	Cultivation: Small Mixed-Light Tier 2
DCC	C11-0000816-LIC	City of Salinas	Distributor Provisional (Salinas)
DCC	C11-0000685-LIC	City of Los Angeles	Distributor Provisional (Los Angeles)
DCC	CDPH-10002196	City of Salinas	Manufacturing Type 7: Volatile Extraction

The following license is held by 20800 Spence Road LLC, a wholly owned subsidiary of Lowell SR LLC:

Agency	License	City/County	Type of License
DCC	CCL20-0002424	Monterey County	Processor

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

Lowell Farms’ Adult-Use and Medicinal Manufacturing license permits Lowell Farms to extract concentrated cannabis, THC, CBD and other cannabis extracts from cannabis plants, then convert them to cannabis concentrates, edibles, balms, beverages, vapes and a variety of other consumer goods. Lowell Farms also packages and labels these goods, including processed flower (the smokable part of the cannabis plant) for wholesale delivery.

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

California - Local Licensure, Zoning and Land Use Requirements

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

California - Record-Keeping and Continuous Reporting Requirements

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

California imposes an excise tax of 15% on all purchasers of cannabis or cannabis products at retail. Prior to January 1, 2023, as a licensed distributor, the Company was required to collect and remit excise tax. As of January 1, 2023, the Company is no longer required to collect and remit excise tax. The Company believes it has paid all excise tax owed to the California Department of Tax and Fee Administration (the “CDTFA”) however, the CDTFA is reviewing a request to waive an outstanding penalty due to late payment. In 2023, distributors are no longer responsible to collect or remit excise taxes as the responsibility shifts to the retailers. Cities and counties apply their sales tax along with the state’s excise and many cities and counties have also authorized the imposition of special cannabis business taxes which can range from 2% to 10% of gross receipts of the business.

The Company has retained legal counsel and other advisors in connection with California’s marijuana regulatory program. The Company has developed and maintains standard operating procedures for licenses that are operational.

California - Operating Procedure Requirements

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

Lowell Farms complies in all material respects with these operational and training requirements by systematically training employees in various aspects of regulatory requirements, ensuring that operational and business practices are aligned with regulatory requirements, and by conducting internal audits to ensure compliance and identify areas for further training.

California - Site-Visits & Inspections

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

California - Compliance Procedures

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

ITEM 1A. Risk Factors

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Some of these principal risks include the following:

Risks Related to Our Business and Industry

•	We have limited access to capital.
•	Dependency on California bulk market prices.
•	Cannabis continues to be a controlled substance under the Controlled Substance Act ("CSA") and is illegal under United States federal law.
•	Enforcement of U.S. Federal Law could damage the Company’s operations and financial position.
•	Federal and State Forfeiture Laws could result in seizure of our assets.
•	Future research may lead to findings that vaporizers, electronic cigarettes and related products are not safe for their intended use.
•	Anti-money laundering laws and regulations may limit access to traditional banking funds and services.
•	Restricted access to banking services could make operating our business and maintaining our finances difficult.
•	Heightened scrutiny by securities regulatory authorities in the United States and Canada may impact investors’ ability to transact in the Company’s securities.
•	Changes in State or federal political/or regulatory climate could impact the Company’s business.
•	Changes in environmental laws and regulations could impact the Company’s business.
•	Investors could be disqualified from ownership in the Company.
•	Significant licensure requirements and limitations in States where cannabis is legal could impact the Company’s ability to maintain its operations.
•	Reclassification of cannabis in the United States could adversely impact the Company’s business and growth strategy.
•	Service providers may suspend or withdraw services if an adverse change in cannabis regulation occurs.
•	Increasing legalization of cannabis and rapid growth and consolidation in the cannabis industry may further intensify competition.
•	The Company may encounter difficulties enforcing its contracts in federal and some State courts.
•	The COVID-19 pandemic may adversely affect our business and financial condition.
•	Wildfire risks in certain areas of California could adversely impact the Company’s operations.
•	The Company’s business is subject to the risks inherent in agricultural operations.
•	The Company may be adversely impacted by rising or volatile energy costs.
•	We are dependent on key inputs, suppliers and skilled labor and fluctuations in the cost or availability of materials we use in our products and supply chain could negatively affect our results.
•	Our sales are difficult to forecast.

Risks Related to the Securities of the Company

•	Unpredictability caused by the Company’s capital structure could adversely impact the market for the Company’s securities.
•	Investors could be diluted by future financings.
•	The market for Subordinate Voting Shares may be illiquid and the market price of the Subordinate Voting Shares is volatile.
•	Future sales of Subordinate Voting Shares in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of the Subordinate Voting Shares.
•	Future sales of Subordinate Voting Shares in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of the Subordinate Voting Shares.
•	Loss of foreign private issuer status.

Risk related to the Support Agreement

Risks Relating to Taxation

•	The Company is a tax resident of both the U.S. and Canada and is, therefore, generally subject to both U.S. and Canadian taxation, which may adversely affect its results of operations.
•	The Company is subject to audits by the IRS and the results of the audits may result in significant tax assessments related to prior year filings.

Risks Related to Our Business and Industry

We Have Limited Access to Capital

The Company’s access to capital is and may continue to be extremely limited, as a consequence of the development stage nature of the Company’s business, the Company’s recent operating results, the Company’s business focus on the cultivation, processing and distribution of cannabis products in violation of the CSA, and the dynamics of the capital markets.  This inhibits the ability of the Company to fund operations and investments in growth initiatives. The Company’s financial results, financial condition, business and prospects are and may continue to be materially adversely affected by its limited access to capital. The Company’s inability to access capital required to operate and grow the Company’s business may result in the inability of the Company to meet its obligations to third parties.  In addition, the Company’s Convertible Debentures in the principal amount of $22.1 million mature on October 13, 2023, and there is no assurance that the Company will be able to close on the proposed transaction that would forgive the outstanding indebtedness owing under the Convertible Debentures on the terms negotiated in the letter of intent described in the Form 10-K or at all, secure financing to repay the maturing Convertible Debentures or extend the maturity thereof. The inability of the Company to close on the proposed transaction that would forgive the outstanding indebtedness owing under the Convertible Debentures, secure additional financing, refinance or  secure an extension of existing obligations of the Company could lead to the inability of the Company to meet its obligations to third parties and the insolvency of the Company.

Dependency on California Bulk Market Prices

The Company derives a significant portion of its revenues and margin from the bulk sale of cannabis that it cultivates in the State of California and the Company’s business overall is substantially affected by the prices for bulk sales of cannabis in California.  In 2022, the prices of bulk cannabis sales in California had deteriorated substantially and at times fell below the Company’s marginal cost of cultivating cannabis, although there was some recovery at the end of 2022. In the absence of raising external capital, a prolonged continuation of these market conditions may impede the Company’s ability to fund ongoing operations and to meet its financial obligations to third parties, which in turn could lead to the insolvency of the Company.

Cannabis Continues to be a Controlled Substance under the CSA and is Illegal Under United States federal law.

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

In the United States, cannabis is extensively regulated at the state level. The majority of states, as well as the District of Columbia and multiple U.S. territories have legalized medical cannabis in some form. Of these States, 21 States, including California, have legalized cannabis for adult use. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the CSA and as such, the cultivation, manufacture, distribution, sale and possession of cannabis violates federal law. Although the Company believes its business is compliant with applicable state and local law, strict compliance with state and local laws with respect to cannabis may not absolve the Company of liability under federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company. Any such proceedings brought against the Company may result in a material adverse effect on the Company.

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

Changes in Environmental Laws and Regulations Could Impact the Company’s Business

We do not know of any existing environmental law, regulation nor condition that reasonably would be expected to have a material adverse effect on our business, capital expenditures, or operating results. However, future changes to environmental laws or regulations may impact our operations and could result in increased costs.

Investors Could Be Disqualified from Ownership in the Company.

The Company’s business is in a highly regulated industry in which many states have enacted extensive rules for ownership of a participant company. Investors in the Company could become disqualified from having an ownership stake in the Company under relevant laws and regulations of applicable state and/or local regulators, if the applicable owner is convicted of a certain type of felony or fails to meet the requirements for owning equity in a company in our industry.

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

The Company will be required to obtain or renew government permits and licenses for its current and contemplated operations. Obtaining, amending or renewing the necessary governmental permits and licenses can be a time-consuming process involving numerous regulatory agencies, involving public hearings and costly undertakings on the Company’s part. The duration and success of the Company’s efforts to obtain, amend and renew permits and licenses will be contingent upon many variables not within its control, including the interpretation of applicable requirements implemented by the relevant permitting or licensing authority. The Company may not be able to obtain, amend or renew permits or licenses that are necessary to its operations. Any unexpected delays or costs associated with the permitting and licensing process could impede the ongoing or proposed operations of the Company. To the extent permits or licenses are not obtained, amended or renewed, or are subsequently suspended or revoked, the Company may be curtailed or prohibited from proceeding with its ongoing operations or planned renovation, development and commercialization activities. Such curtailment or prohibition may result in a material adverse effect on the Company’s business, financial condition, results of operations or prospects. California state licenses, and some local licenses, are renewed annually. Each year, licensees are required to submit a renewal application per guidelines published by the Department of Cannabis Control (for state licenses) or the applicable local regulatory body (for local licenses).

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

Reclassification of Cannabis in the United States Could Adversely Impact the Company’s Business and Growth Strategy.

If marijuana is re-categorized as a Schedule II or other controlled substance, and the resulting re-classification would result in the requirement for FDA approval if medical claims are made for the Company’s products such as medical cannabis, then as a result, such products may be subject to a significant degree of regulation by the FDA and United States Drug Enforcement Administration (“DEA”). In that case, the Company may be required to be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. Obtaining the necessary registrations may result in delay of the cultivation, manufacturing or distribution of the Company’s anticipated products. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Failure to maintain compliance could have a material adverse effect on the Company’s business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings. Furthermore, if the FDA, DEA, or any other regulatory authority determines that the Company’s products may have potential for abuse, it may require the Company to generate more clinical or other data than the Company currently anticipates in order to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of that product.

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

The foregoing legalization and growth trends in the cannabis industry has resulted in an increase in competitors, consolidation and formation of strategic relationships. Such acquisitions or other consolidating transactions could harm us in a number of ways, including by losing strategic partners if they are acquired by or enter into relationships with a competitor, losing customers, revenue and market share, or forcing us to expend greater resources to meet new or additional competitive threats, all of which could harm our operating results. As competitors enter the market and become increasingly sophisticated, competition in the cannabis industry may intensify and place downward pressure on retail prices for products and services, which could have a material adverse effect on the Company’s business, revenues, operating results, financial condition or prospects operations.

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

However, the Company’s articles do not limit the ability of investors to bring direct actions outside of British Columbia, Canada, including those arising under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”). Section 27 of the Securities Act creates exclusive federal jurisdiction over actions brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Neither investors nor the Company may waive compliance with the federal securities laws and the rules and regulations thereunder, and it is therefore uncertain whether the exclusive forum provision of our charter would be enforced by a court as to derivative claims brought under the Exchange Act or the Securities Act. Furthermore, the exclusive forum provision of the Company’s articles may increase the costs to investors in bringing claims, may discourage investors from bringing claims and may limit investors’ ability to bring claims in a judicial forum that they find favorable.

The COVID-19 Pandemic May Adversely Affect Our Business and Financial Condition.

The COVID-19 pandemic has adversely impacted commercial and economic activity and contributed to significant volatility in the equity and debt markets in the U.S. and Canada. The pandemic created significant disruption in supply chains and economic conditions. The Company has continuously sought to assess the potential impact of the pandemic on its financial condition and operating results, and any assessment is subject to extreme uncertainty as to probability, severity and duration of the pandemic. Continued spread of the virus globally could result in additional economic downturns and the effects of which could last for some period and our business, financial condition, results of operations and cash flows could be materially adversely affected. The impact of COVID-19 could have the effect of heightening many of the other risk factors described herein.

Wildfire Risks in Certain Areas of California Could Adversely Impact the Company’s Operations.

Certain areas of California, including certain areas nearby the Company’s cultivation facility in Monterey County, can be negatively impacted by wildfires. Wildfires can cause smoke and ash to pass through greenhouse vents and cause cannabis plants to fail testing. As a result, the Company will close the greenhouse vents when needed to prohibit smoke and ash from entering the greenhouses at its cultivation facility. However, closing the greenhouse vents may cause elevated temperatures within the greenhouses and as a result induced plant stress, thereby negatively affecting plant yields. Wildfires can also cause essential sunlight to be blocked out, thereby negatively affecting plant yields in another manner. Overall, such wildfires can materially disrupt the Company’s ability to harvest cannabis crops, significantly diminishing both the size and quality of the crops harvested, the Company’s supply chain, and other operations and as a result can negatively impact the Company’s business, financial position, results of operations and cash flows. While the Company believes that the addition of such systems should mitigate future negative effects of wildfires that may occur nearby the Company’s cultivation facility, there is no guarantee that such negative effects would in fact be mitigated. The extent to which any such future wildfires or any other natural disaster impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted.  The Company experienced no adverse implications from wildfires during 2021 and 2022.

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

As of March 27, 2023, there were 112,761,904 Subordinate Voting Shares outstanding and the following Subordinate Voting Shares are issuable upon the conversion, redemption, or exercise of derivate securities of Lowell Farms and Indus Holding Company:

o	9,008,271 Subordinate Voting Shares are issuable upon the redemption of all of the Class B Common Shares of Indus Holding Company (“Indus Class B Common Shares”);
o

106,274,827 Subordinate Voting Shares are issuable upon the redemption of all of the Class C Common Shares of Indus Holding Company (“Indus Class C Common Shares” and, together with the Indus Class B Common Shares, “Indus Redeemable Shares”) issuable upon conversion of convertible debentures of Indus Holding Company (excluding accrued and unpaid interest) and 150,523,277 Subordinate Voting Shares are issuable upon the exercise of warrants issued in the Convertible Debenture Offering;

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

o	2,411,516 Subordinate Voting Shares are issuable upon the exercise of warrants issued by Indus Holding Company prior to the RTO to investors in debentures of Indus Holding Company;
o	8,607,251 Subordinate Voting Shares are issuable upon the exercise of options issued pursuant to the Company’s equity incentive plans, of which 3,882,818 shares were vested as of March 27, 2023; and
o	208,344 Subordinate Voting Shares are subject to outstanding restricted stock units issued pursuant to the Company’s equity incentive plans, none of which were vested as of March 27, 2023.

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

The Company has experienced negative operating cash flows throughout its history and had negative operating cash flows for the years ended December 31, 2022 and 2021. Operating cash flows may decline in certain circumstances, many of which are beyond the Company’s control. As a result, the Company may need to allocate a portion of its existing working capital or a portion of the net proceeds of the Offering or any future securities issuance to fund any such negative operating cash flow in future periods.

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

The Company is subject to audits by the IRS and the results of the audits may result in significant tax assessments related to prior year filings.

The Company is presently being audited by the IRS for the years ended December 31, 2019 and 2020. The results of the audit are not known and the likelihood of any penalties or fees are not able to be estimated.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

DESCRIPTION OF PROPERTY

Lowell Farms presently leases its facilities through its subsidiaries other than the processing facility it owns in Salinas, California. The following table sets forth information about the current facilities that we use to support our operations. We believe that these facilities are generally suitable to meet our needs.

Location	Square Feet	Purpose	Lease Expiration Dates
Salinas	15,000	Manufacturing	June 30, 2028 [1]
Salinas	6,000	Administrative	December 31, 2025
Salinas	21,000	Distribution and Flower Packaging	December 31, 2023 [2]
Monterey County	255,000	Cultivation	December 31, 2034 [3]
Salinas	40,000	Processing	Owned
Total square footage	337,000

_________________

1 Lowell Farms has two 5-year extension options.

2 Lowell Farms has three 2-year extension options.

3 Lowell Farms has four 5-year extension options and one 2-year extension option.

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

SUBORDINATE VOTING SHARES
Class being registered on this Form 10
SUPER VOTING SHARES
LOWELL FARMS INC.
BRITISH COLUMBIA
EIN 87-3037317
INDUS SUB CLASS A SHARES
Held solely by Lowell Farms Inc.
INDUS SUB CLASS B SHARES
Redeemable for Subordinate Voting Shares or, at the Company's option, cash
INDUS SUB CLASS C SHARES
Issuable upon conversion of convertible debentures; redeemable for Subordinate Voting Shares
INDUS HOLDING COMPANY
DELAWARE
EIN 47-2845886
INDUS LF LLC
CALIFORNIA
EIN 86-2199037
WELLNESS INNOVATION GROUP INCORPORATED
CALIFORNIA
EIN 85-2927733
LOWELL SR LLC
SPENCE RD. REAL PROPERTY
EIN 87-1263282
CYPRESS HOLDING COMPANY, LLC
DELAWARE
EIN 47-2354662
CYPRESS MANUFACTURING CO.
CALIFORNIA
EIN 47-2289340
20800 SPENCE ROAD, LLC
SPENCE RD. LICENSES
EIN 85-2705308

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

The head office of the Company is located at 19 Quail Run Circle - Suite B, Salinas, California 93907 USA. The registered office of the Company is Suite 2200, HSBC Building, 885 West Georgia Street, Vancouver, BC V6C 3E8 Canada. Our website address is https://www.lowellfarms.com. No information available on or through our website shall be deemed to be incorporated into this Form 10-K.

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

During 2022, in connection with the completion of a private placement of convertible debentures and warrants (the “2022 Convertible Debenture Offering”), the articles of the Company were updated to create a class of non-voting Class D common shares. A portion of the warrants issued in the 2022 Convertible Debenture offering are issuable into Indus Class D commons shares upon exercise of warrants issued in the 2022 Convertible Debenture Offering.

Effective March 15, 2023, Lowell Farms Inc. entered into a binding letter of intent (also referred to as the “LOI”) that if successfully closed will result in the forgiveness of all indebtedness owing under the convertible debentures , the cancellation of related warrants to acquire an aggregate of approximately 212 million subordinate voting shares and the issuance by the Company of approximately 100 million shares of the Company's subordinate voting shares to BrandCo representing no more than 49% of the issued and outstanding number of subordinate voting shares.

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

The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the CSE.

Period	High Trading Price C($)	Low Trading Price C($)
Q4 2022	$0.30	$0.10
Q3 2022	$0.36	$0.19
Q2 2022	$0.53	$0.25
Q1 2022	$0.64	$0.29
Q4 2021	$1.37	$0.39
Q3 2021	$1.72	$1.14
Q2 2021	$2.00	$1.13
Q1 2021	$2.73	$1.31

The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the OTCQX.

Period	High Trading Price US ($)	Low Trading Price US($)
Q4 2022	$0.22	$0.07
Q3 2022	$0.29	$0.14
Q2 2022	$0.46	$0.19
Q1 2022	$0.53	$0.23
Q4 2021	$1.10	$0.34
Q3 2021	$1.38	$0.89
Q2 2021	$1.56	$0.92
Q1 2021	$2.15	$1.01

Shareholders

We had approximately 345 shareholders of record as of March 27, 2023. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

Dividends

The Company has not paid dividends and currently intends to reinvest any future earnings to finance its business. As a result, the Company does not intend to pay dividends on the Subordinate Voting Shares in the foreseeable future. Any future determination to pay distributions will be at the discretion of the Board and will depend on the financial condition, business environment, operating results, capital requirements, any contractual restrictions on the payment of distributions and any other factors that the Board deems relevant. Apart from the requirement to comply with applicable corporate law in connection with the declaration of any dividend, Lowell Farms is restricted from declaring any dividends or other distributions pursuant to the terms and conditions of the purchase agreement relating to the Convertible Debenture Offering.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2022, COMPARED TO YEAR ENDED DECEMBER 31, 2021

This management's discussion and analysis ("MD&A") of the financial condition and results of operations of the Company is for the years ended December 31, 2022 and 2021. All dollar amounts in this MD&A are expressed in thousands of United States dollars ("$" or "US$"), unless otherwise indicated.

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

OVERVIEW OF THE COMPANY

We are a California-based cannabis company with vertically integrated operations including large scale cultivation, extraction, processing, manufacturing, branding, packaging and wholesale distribution to retail dispensaries. We manufacture and distribute proprietary and a limited number of third-party brands throughout the State of California, the largest cannabis market in the world. We also provide manufacturing, extraction and distribution services to several third-party cannabis and cannabis branding companies. We operate a 255,000 square foot greenhouse cultivation and warehouse facility and a 40,000 square foot processing facility in Monterey County, a 15,000 square foot manufacturing and laboratory facility in Salinas, California, a separate 21,000 square foot distribution and flower packing facility in Salinas, California and a warehouse depot in Los Angeles, California.

Our present product offerings include flower, pre-rolls, vape pens, oils, extracts, chocolate edibles, mints, gummies, topicals and tinctures. We sell our products under owned and third-party brands. Brands we own include the following: Lowell Herb Co. and Lowell Smokes (premium packaged flower, pre-roll, concentrates, and vape products); 35s (a line of automated pre-rolls); Cypress Cannabis (a premium flower brand); Flavor Extracts (crumble and terp sugar products): Kaizen (premium brand cannabis concentrates); House Weed (a value driven flower, vapes and concentrates offering delivering a flavorful and potent experience); Moon (a range of high-potency, high-quality and high-value edibles); Humble Flower (a premium brand offering cannabis-infused topicals, pre-rolls, sublingual tablets); and Original Pot Company (baked edibles). We also exclusively manufacture and distribute for several third party brands in California and provide third party extraction processing and distribution services and bulk extraction concentrates and flower to licensed manufacturers and distributors.

Refer to “Recent Developments” for further discussion on brands and licensing.

We conduct cannabis cultivation operations located in Monterey County, California. We currently operate a cultivation facility which includes four greenhouses totaling approximately 255,000 square feet sited on 10 acres located on Zabala Road. Farming cannabis at this scale enables us to curate specialized strains and maintain greater control over the quantity and quality of cannabis available for our products, preserving the consistency of our flower and cannabis feedstocks for our extraction laboratory and product manufacturing operations. We maintain a strict quality control process which facilitates a predictable output yield of pesticide-free products.

We operate a 40,000 square foot processing facility in Monterey County in close proximity to our cultivation operations that provides drying, bucking, trimming, sorting, grading, and packaging operations for up to 250,000 pounds of wholesale cannabis flower annually. The facility processes nearly all the cannabis that we grow at our existing cultivation operations as well as processing services for regional growers from primarily the Salinas Valley area.

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

We also operate an automated flower packaging line, an automated pre-roll line and a pre-roll assembly line for making finished goods in those respective categories with feedstock grown at our cultivation operations.

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

The Company's corporate office and principal place of business is located at 19 Quail Run Circle, Salinas, California. As of December 31, 2022, we had 165 full-time employees, including 163 full-time and 2 part-time, substantially all of whom are located in California. Additionally, Lowell Farms utilizes contract employees in security, cultivation, processing, packaging and warehousing activities. The use of contract employees enables Lowell Farms to manage variable staffing needs and in the case of cultivation and security personnel, access to experienced, qualified and readily available human resources.

Recent Developments

Proposed Debt Settlement, Asset Sale and Financing

On March 15, 2023, we announced entering into a binding letter of intent with the Company's existing noteholders of the Company's convertible debentures for the sale of the Lowell Smokes and 35s brands and associated intellectual property to BrandCo, a newly formed Delaware limited liability company, and the assignment of the related license agreements and material contracts to BrandCo and in return the noteholders have agreed to forgive all indebtedness owing under the debentures, and cancel the related warrants to acquire an aggregate of approximately 212 million subordinate voting shares of the Company and the Company will issue approximately 100 million shares of the Company's subordinate voting shares to BrandCo representing no more than 49% of the issued and outstanding number of subordinate voting shares.

The Company will receive a 15% royalty on net revenue received by Lowell Brands in connection with the assigned contracts. The Company will receive a 42 month exclusive license agreement to use the “Lowell Smokes” and “35s” brands within California and will retain license revenue in Illinois, Massachusetts, Colorado and New Mexico for six months following the closing of the sale. As of the date of this report, the deal has not been closed. The closing of the proposed transaction is subject to the negotiation and execution of the definitive deal documentation and the satisfaction of all applicable closing conditions.

Refer to “Subsequent Events” for more information.

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

These measures are not necessarily comparable to similarly titled measures used by other companies.

The table below reconciles Net loss to Adjusted EBITDA for the periods indicated:

	Years Ended
	December 31,	December 31,
(in thousands)	2022	2021
Net loss	$(24,564)	$(24,677)
Interest expense(2)	5,499	4,492
Provision for income taxes	191	213
Depreciation and amortization in cost of goods sold	6,320	2,336
Depreciation and amortization in operating expenses	448	1,313
Depreciation and amortization in other income (expense)	608	587
EBITDA(1)	(11,498)	(15,736)
Investment and currency losses	130	60
Goodwill impairment	-	357
Impairment Expense	3,240	-
Share-based compensation	564	1,355
Net effect of cost of goods on mark-up of acquired finished goods inventory	-	662
Transaction and other special charges(2)	(1,984)	(1,103)
Adjusted EBITDA(1)	$(9,548)	$(14,405)

_____________

(1) Non-GAAP measure

(2) In 2022, net of $864 of financing charges related to the ERC claim, reclassified from interest expense on the Condensed Consolidated Statements of Income (Loss) to transaction and other special charges in the Adjusted EBITDA table.

RESULTS OF OPERATIONS

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenue

We derive our revenue from sales of extracts, distillates, branded and packaged cannabis flower, pre-rolls, concentrates and edible products to retail licensed dispensaries and bulk flower, biomass and concentrates to licensed manufacturers and distributors in the state of California. In addition, we distribute proprietary and several third-party brands throughout the state of California, and commencing in the quarter ended September 30, 2021, we began providing fee services for drying and processing third-party product for licensed cultivators in the State of California and we licensed the Lowell Smokes brand in Illinois and Massachusetts in 2021. The Company licensed the Lowell Smokes brand to Schwazze in Colorado and New Mexico in 2022. The Company recognizes revenue upon delivery of goods to customers since at this time performance obligations are satisfied.

The Company classifies its revenues into the following major categories: Consumer Packaged Goods (“CPG”) revenue, Bulk revenue, Lowell Farm Services revenue, and Licensing revenue.

•	CPG products are primarily sales of proprietary brands of the Company.

•	Bulk product includes revenue from flower, biomass and distillates sales.

•	Lowell Farm Services revenue is related to our processing facility that provides drying, bucking, trimming, sorting, grading, and packaging services.

•	Licensing revenue includes fees from licensing the Lowell Smokes brand and sales of packaging and support services associated with non-California based activities.

Revenue by Category

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021:

	Years Ended
	December 31,	December 31,
(in thousands)	2022	2021	$ Change	% Change
CPG	$28,340	$33,649	$(5,309)	-16%
Bulk	9,898	13,798	(3,900)	-28%
Lowell Farm Services	3,700	4,614	(914)	-20%
Licensing	1,597	1,662	(65)	-4%
Net revenue	$43,535	$53,723	$(10,188)	-19%

CPG Revenues decreased to $28.3 million during the year ended December 31, 2022, a decline of $5.3 million compared to the same period in the prior year. While overall revenue declined, Lowell brand revenues remain strong at $19.6 million for the year ended December 31, 2022, and represented approximately 69% of total CPG revenues. Lowell brand revenues year over year increased 12%, as Lowell brand revenues were $17.6 million and represented approximately 52% of CPG revenues for the year ended December 31, 2021. House Weed brand revenues increased to $6.4 million in the year ended December 31, 2022 compared to $6.0 million in the same period of the prior year. As a percentage of total CPG revenues, House Weed increased to 23% for the current period, compared to 18% in the prior year. The Company focused efforts on these two brands during the year ended December 31, 2022 as evidenced by the declining sales of other owned brands when comparing year over year revenues.

During the year ended December 31, 2022, bulk sales decreased to $9.9 million, a decline of $3.9 million compared to same period in the prior year. While total revenue declined during the year, total pounds of self-grown bulk flower sold increased by approximately 46% during the year, however realized prices per pound on that flower declined by approximately 39% during the same period. However, the Company realized an approximately 7% increase in bulk flower pricing during the fourth quarter of the year ended December 31, 2022, compared to the third quarter of the same year. During the previously reported financial results for the period ended December 31, 2021, approximately $0.7 million of third party bulk flower sales during the third and fourth quarter of 2021 were included in bulk revenue, and in the currently presented comparisons of the two periods, third party flower sales are presented within LFS revenue, which is consistent with how the Company analyzes bulk and LFS revenues.

LFS and licensing revenues were new activities initiated in the second half of 2021. LFS revenue decreased to $3.7 million for the year ended December 31, 2022, compared to $4.6 million in the same period of the prior year. Included in the revenue number for the year ended December 31, 2022 is $1.9 million in revenue generated from sales of third-party bulk flower processed, compared to $0.7 million in the period ended December 31, 2021. Licensing revenue was $1.6 million for the year ended December 31, 2022 compared to $1.7 million for the same period in the prior year.

Cost of Sales, Gross Profit and Gross Margin

Cost of goods sold consists of direct and indirect costs of production processing and distribution, and includes amounts paid for direct labor, raw materials, packaging, operating supplies, and allocated overhead, which includes allocations of right of use asset depreciation, insurance, managerial salaries, utilities, and other expenses, such as employee training, cultivation taxes and product testing. The Company manufactures for several brands and processes for cultivators that do not have the capability, licensing or capacity to process their own products. The fees earned for these activities absorbs fixed overhead in manufacturing and generates service revenue. Our focus in 2023 is expected to be on flower, pre-rolls and on processing owned and third party product at our processing facility, and on increased vertical integration utilizing greater internally sourced biomass for CPG products. We are focusing on executing smaller, more frequent production runs to lower inventory working capital, optimize efficiencies and expedite product getting to the market faster.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021:

	Years Ended
	December 31,	December 31,
(in thousands)	2022	2022
Net revenue	$43,535	$53,723
Cost of goods sold	45,376	51,246
Gross profit	$(1,841)	$2,477
Gross margin	-4.2%	4.6%

Gross margin was (4.2%) and 4.6% in the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022 the Company was recognizing sales on third party flower with a higher cost per unit than current fair market value at the time of sale and recognizing a loss on sales to move aged inventory. Additionally, aged inventory was identified with capitalized costs greater than fair market value and was written down as the Company processes this inventory at current fair market values. During the third quarter of the year ended December 31, 2022, the Company reclassified slotting fees paid to retailers to reflect them as a reduction in revenue, as opposed to an operating expense. These non-routine adjustments, combined with overall lower CPG sales volumes and the declining realized bulk pricing in the current year contributed to the decline in gross margin year over year.

We expect to realize improved gross margin in 2023 as a result of the continuing growth of retail flower markets with improved bulk flower pricing. We recognized certain non-routine expenses related to inventory valuation and manufacturing variances that we do not expect to reoccur in 2023 that would favorably impact gross margin in future periods.

Total Operating Expenses

Total operating expenses consist primarily of costs incurred at our corporate offices, personnel costs, selling, marketing, and other professional service costs including legal, accounting and licensing costs. Sales and marketing expenses consist of selling costs to support our customer relationships, including investments in marketing and brand activities and corporate infrastructure required to support our ongoing business. Selling costs as a percentage of retail revenue are expected to decrease as our business continues to grow due to efficiencies associated with scaling the business. We expect to incur periodic transaction costs related to expansion efforts and to continue to invest where appropriate in the general and administrative function to support the increasing complexity of the cannabis business.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021:

	Years Ended
	December 31,	December 31,
(in thousands)	2022	2021
Total operating expenses	$15,275	$23,779

Total operating expenses decreased $8.5 million for the year ended December 31, 2022, compared to the prior year, primarily as a result of lower salaries and wage related expenses, a reduction in professional fees during the year, a reduction in slotting fees which are recognized as a sales discount in 2022 and an overall decline in travel and entertainment expenses incurred. Operating expenses decreased as a percentage of sales to 35.1% in the year ended December 31, 2022, from 44.3% in the year ended December 31, 2021. Stock based compensation expense for the year ended December 31, 2022 decreased compared to the prior year by $0.8 million. Operating expenses in 2023 are expected to be relatively flat year over year as we maintain current headcount, marketing levels and infrastructure expenditures while pursuing revenue generating leads.

Other Income (Expense)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021:

	Years Ended
	December 31,	December 31,
(in thousands)	2022	2021
Total other expense	$(7,257)	$(3,162)

Interest expense increased $1.9 million in the year ended December 31, 2022 primarily related to the convertible debt offering in Q3 2022. Additionally, the results in the current year include recognition of a sale of an Employee Retention Credit of $2.8 million that was earned during the period, net of financing costs of $862 to facilitate the sale of the credit. During the year ended December 31, 2022, the Company recognized $3.2 million of impairment expense on certain capitalized fixed and right-of-use assets related to the Los Angeles distribution facility and during the year ended December 31, 2021 the Company recorded insurance recoveries of $1.4 million.

Provision for Income Taxes

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021:

	Years Ended
	December 31,	December 31,
(in thousands)	2022	2021
Provision for income taxes	$191	$213
Effective Tax Rate	-0.8%	-0.9%

Provision for income taxes for the year ended December 31, 2022, is comparable to the prior year and primarily reflect state and franchise taxes due to existing net operating losses.

Net Loss

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021:

	Years Ended
	December 31,	December 31,
(in thousands)	2022	2021
Net loss	$(24,564)	$(24,677)

We incurred a net loss of $24.6 million in the year ended December 31, 2022 compared to a net loss of $24.7 million in the prior year, as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary need for liquidity is to fund the working capital requirements of our business, capital expenditures, general corporate purposes, and debt service. Our primary source of liquidity is funds generated by financing activities. Our ability to fund our operations, to make planned capital expenditures, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, and ability to obtain equity or debt financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond our control. Cash generated from ongoing operations were not sufficient to fund operations and, in particular, to fund the Company’s short term capital investments into manufacturing and cultivation expansions or to fund growth initiatives in the long-term. The Company raised additional funds from a $6.6 million convertible debenture and warrant financing in the third quarter of the year ended December 31, 2022.

As of December 31, 2022, the Company had $1.1 million of cash and cash equivalents and ($13.1) million of working capital, compared to $7.9 million of cash and cash equivalents and $21.3 million of working capital as of December 31, 2021. The decline in working capital is due to $22.2 million of convertible debentures that mature on October 12, 2023. Refer to “Recent Developments” and “Subsequent Events” for further discussion on the LOI and planned financing activities. Without the deal closing, there is no guarantee the Company will be able to generate sufficient cash from either operating activities or financing activities to satisfy the convertible debenture payments in October 2023.

The Company is focused on improving its balance sheet by improving accounts receivable collections, right-sizing inventories and increasing gross profits. We have taken a number of steps to improve our cash position and to continue to fund operations and capital expenditures including:

•	Accelerated cultivation facility renovations which resulted in an increase in flower and trim output;

•	Focusing on collection of principal balances only. Effective in 2023, excise tax is assessed to retailers which will simplify accounts receivable management;

•	Developed new cultivation genetics focused on increasing yields and potency;

•	Scaled back our investment in and support for non-core brands;

•	Focused marketing and brand development activities on significantly growing the Lowell brands acquired in the first quarter of 2021;

•	Restructured our organization and identified operating, selling and administrative expense cost efficiencies;

•	Developed LFS, which commenced operations in the third quarter of 2021 to add revenue and cash flow generation;

•	Licensed the Lowell Smokes brand through affiliations with Ascend Wellness LLC in Illinois and Massachusetts, with Schwazze in Colorado and New Mexico, and with The Pharm in Arizona;

•	In 2022 we reduced headcount and significantly decreased our seasonal workforce as we focus on necessary infrastructure to support our current operations;

•	Actively evaluating and re-negotiating leases on facility space, including leasing more economically feasible facilities in Los Angeles; and

•	Signed the LOI for asset sales and financing. Refer to “Recent Developments” and “Subsequent Events.”

Cash Flows

 The following table presents the Company's net cash inflows and outflows from the consolidated financial statements of the Company for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31,	December 31,	Change
(in thousands)	2022	2021	$	%
Net cash used in operating activities	$(6,444)	$(26,048)	$19,604	75%
Net cash used in investing activities	(4,190)	(7,771)	3,581	46%
Net cash provided by financing activities	3,845	15,955	(12,110)	-76%
Change in cash and cash equivalents	$(6,789)	$(17,864)	$11,075	62%

Cash used in operating activities

Net cash used in operating activities was $6.4 million for the year ended December 31, 2022, compared to $26.0 million or a 75% usage reduction from the year ended December 31, 2021. The change was primarily driven by operating losses of $24.5 million which included non-cash impairment expenses of $3.2 million, and offset by accounts receivable decreasing to $3.5 million in the year ended December 31, 2022, reflecting collection efforts, compared to an increase of $4.2 million in the year ended December 31, 2021, a decrease in inventory of $2.5 million in the year ended December 31, 2022, and accounts payable and accrued expenses decreasing to $1.1 million in the year ended December 31, 2022, primarily due to excise and cultivation tax payments in the period, compared to a decrease of $6.3 million in the year ended December 31, 2021.

Cash used in investing activities

Net cash used in investing activities was $4.2 million for the year ended December 31, 2022, compared to $7.7 million or a 46% usage reduction from the year ended December 31, 2021. For the year ended December 31, 2022 the Company invested $4.3 million, primarily for manufacturing equipment for the automated pre-roll line. For the year ended December 31, 2021, Cash used in the Lowell brand acquisition was $6.2 million, which was off-set by $2 million in proceeds received from the termination in 2020 of the W Vapes acquisition agreement. Capital expenditures in the year ended December 31, 2021 were $3.6 million.

Cash (used in) provided by financing activities

Net cash provided by financing activities was $3.8 million for the year ended December 31, 2022, compared to net cash provided by financing activities of $16.0 million or a 76% reduction from the year ended December 31, 2021. The year ended December 31, 2022 includes $6.6 million of new convertible debt offerings, compared to $18.0 million in net proceeds from a subordinate share offering in the year ended December 31, 2021.

Working Capital and Cash on Hand

The following table presents the Company's cash on hand and working capital position as of December 31, 2022 and 2021:

	Years Ended
	December 31,	December 31,	Change
(in thousands)	2022	2021	$	%
Working capital(1)	$(13,088)	$21,305	$(34,393)	-161.4%
Cash and cash equivalents	$1,098	$7,887	$(6,789)	-86.1%

_____________

(1) Non-GAAP measure - see Non-GAAP Financial Measures in this MD&A.

At December 31, 2022, we had $1.1 million in cash and cash equivalents and ($13.1) million of working capital, compared to $7.9 million of cash and cash equivalents and $21.3 million of working capital at December 31, 2021. The decrease in cash and cash equivalents in the year ended December 31, 2022 was primarily due to funding operational losses and cash used to invest in capital expenditures, offset in part by proceeds from the $6.6 million convertible debenture offering. Included in working capital for the year ended December 31, 2022 is $22.2 million of convertible debentures that mature on October 13, 2023.

The Company’s future working capital is expected to be significantly impacted by the growth in operations, increased cultivation output, and continuing margin improvement.

Refer to “Recent Developments” and “Subsequent Events” for further discussion on the LOI and planned financing activities. Upon closing of the planned agreement, the Company believes that cash on hand and cash flows from operations will be adequate to meet our operational needs for the next 12 months. Without the deal closing, or without other financing arrangements if the deal does not close, there is no guarantee that our cash on hand and cash flows from operations will be adequate to meet our operational needs for the next 12 months.

CHANGES IN OR ADOPTION OF ACCOUNTING PRONOUNCEMENTS

This MD&A should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2022. See Note 1 of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recently adopted accounting pronouncements.

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

•

Estimated Credit Losses - Accounts receivable are recorded at invoiced amounts and when credit terms are extended to customers, management performs a periodic assessment of whether accounts receivable will be collected. A reserve is booked against doubtful accounts and determined based on factors such as credit worthiness of the customer, past performance with the customer, the age of the receivable and the customer’s ability to pay outstanding amounts.

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

CONSOLIDATED FINANCIAL POSITION

	December 31,	December 31,
Consolidated Financial Position	2022	2021
Cash and cash equivalents	$1,098	$7,887
Current assets	$17,562	$31,428
Property, plant and equipment, net	$58,646	$64,779
Total assets	$118,823	$137,379
Current liabilities (1)	$30,650	$10,123
Working capital (1)	$(13,088)	$21,305
Long-term notes payable including current portion	$285	$249
Capital lease obligations including current portion	$33,999	$36,496
Total stockholders' equity	$48,117	$70,307

 _____________

(1) Includes $21,398 of convertible debentures, net that mature in October 2023

OUTSTANDING SHARE DATA

As of March 30, 2023, the Company had the following securities issued and outstanding:

Number of Shares
(in thousands)	(on an as converted basis)
Issued and Outstanding
Subordinate voting shares	112,762
Class B shares (1)	9,008
Super voting shares	203
Reserved for Issuance
Options	8,607
Restricted Stock Units	208
Warrants	22,912
Convertible debenture shares (2)	106,275
Convertible debenture warrants (2)	150,523
410,498

_____________

(1) Class B shares reserved for conversion to Subordinate voting shares.

(2) Refer to discussion of LOI in “Recent Developments” and “Subsequent Events”.

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

Off-Balance Sheet Arrangements

During 2022 and 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Credit Risk

•

Credit risk is the risk of a potential loss to the Company if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at December 31, 2022 and December 31, 2021 is the carrying amount of cash and cash equivalents and accounts receivable. All cash and cash equivalents are placed with U.S. and Canadian financial institutions.

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

•	In addition to the commitments outlined in Note 15, the Company has the following contractual obligations at December 31, 2022 and 2021:

	Maturity: < 1 Year		Maturity: > 1 Year
	December 31,		December 31,
(in thousands)	2022	2021	2022	2021
Accounts payable and Other accrued liabilities	$5,961	$6,808	$-	$-

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lowell Farms, Inc. as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes collectively referred to as the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Description of the Matter

Allowance for Doubtful Accounts

As described in the Balance Sheet and Note 2 to the consolidated financial statements, the Company has established an allowance for doubtful accounts of $1.053 million as of December 31, 2022. Auditing management’s evaluation of allowance was challenging due to the level of subjectivity and significant judgment associated with collectability of accounts receivable.

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

Los Angeles, California

March 30, 2023

LOWELL FARMS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,098	$7,887
Accounts Receivable - net of allowance for doubtful accounts of $1,053 and $1,139 at December 31, 2022 and December 31, 2021, respectively	4,163	8,222
Inventory	10,779	13,343
Prepaid expenses and other current assets	1,522	1,976
Total current assets	17,562	31,428
Property and equipment, net	31,284	32,179
Right of use assets, net	27,362	32600
Other intangibles, net	42,202	40,756
Other assets	413	416

Total assets	$118,823	$137,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,307	$3,102
Accrued payroll and benefits	350	650
Notes payable, current portion	282	221
Lease obligation, current portion	2,659	2,444
Convertible debentures	21,398	-
Other current liabilities	3,654	3,706
Total current liabilities	30,650	10,123
Notes payable	3	28
Lease obligation	31,340	34,052
Convertible debentures	-	14,012
Mortgage obligation	8,713	8,857
Total liabilities	70,706	67,072
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Share capital	191,742	189,368
Accumulated deficit	(143,625)	(119,061)
Total stockholders' equity	48,117	70,307

Total liabilities and stockholders' equity	$118,823	$137,379

See Accompanying Notes to Consolidated Financial Statements

LOWELL FARMS INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share amounts)

	Years Ended
	December 31,	December 31,
	2022	2021
Net revenue	$43,535	$53,723
Cost of goods sold	45,376	51,246

Gross profit (loss)	(1,841)	2,477

Operating expenses
General and administrative	9,553	13,907
Sales and marketing	5,274	8,559
Depreciation and amortization	448	1,313
Total operating expenses	15,275	23,779

Loss from operations	(17,116)	(21,302)

Other income/(expense)
Other income (expense)	2,455	1,390
Unrealized loss on change in fair value of investment	(109)	(60)
Impairment	(3,240)	-
Interest expense	(6,363)	(4,492)
Total other income (expense)	(7,257)	(3,162)

Loss before provision for income taxes	(24,373)	(24,464)
Provision for income taxes	191	213
Net loss	$(24,564)	$(24,677)

Net loss per share:
Basic	$(0.22)	$(0.27)
Diluted	$(0.22)	$(0.27)
Weighted average shares outstanding:
Basic	113,183	90,746
Diluted	113,183	90,746

See Accompanying Notes to Consolidated Financial Statements

LOWELL FARMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Year Ended December 31, 2021

	Subordinate Voting	Super Voting	Share	Accumulated	Total Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2020	57,617	203	$125,540	$(94,384)	$31,156
Net loss	-	-	-	(24,677)	(24,677)
Shares issued in connection with conversion of convertible debentures	2,580	-	514	-	514
Issuance of shares associated with acquisitions	30,641	-	43,259	-	43,259
Issuance of shares associated with subordinate voting share offering	18,000	-	17,934	-	17,934
Exercise of warrants	1,511	-	718	-	718
Exercise of options	167	-	48	-	48
Share-based compensation expense	1,290	-	1,355	-	1,355
Balance-December 31, 2021	111,806	203	$189,368	$(119,061)	$70,307

	Year Ended December 31, 2022

	Subordinate Voting	Super Voting	Share	Accumulated	Total Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2021	111,806	203	$189,368	$(119,061)	$70,307
Net loss	-	-	-	(24,564)	(24,564)
Shares issued in connection with asset acquisition	10,000	-	1,800	-	1,800
Share re-purchase	(400)	-	-	-	-
Issuance of vested RSUs	144	-	10	-	10
Share-based compensation expense	220	-	564	-	564
Balance-December 31, 2022	121,770	203	$191,742	$(143,625)	$48,117

See Accompanying Notes to Consolidated Financial Statements

LOWELL FARMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,	December 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(24,564)	$(24,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,376	4,236
Amortization of debt issuance costs	937	643
Share-based compensation expense	564	1,355
Provision for doubtful accounts	517	870
Loss on sale of assets	59	-
Goodwill impairment	-	357
Termination of branding rights agreement	-	152
Unrealized loss (gain) on change in fair value of investments	109	(60)
Impairment expense	3,240	-
Changes in operating assets and liabilities:
Accounts receivable	3,542	(4,222)
Inventory	2,564	(108)
Prepaid expenses and other current assets	454	1,615
Other assets	(106)	120
Accounts payable and accrued expenses	(1,136)	(6,329)
Net cash used in operating activities	$(6,444)	$(26,048)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from asset sales	$60	$1,978
Purchases of property and equipment	(4,250)	(3,593)
Acquisition of business assets, net	-	(6,156)
Net cash used in investing activities	$(4,190)	$(7,771)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible notes, net of financing costs	$6,552	$-
Principal payments on lease obligations	(2,497)	(2,338)
Payments on notes payable	(210)	(407)
Proceeds from subordinate voting share offering	-	18,000
Issuance costs related to subordinate voting share offering	-	(66)
Proceeds from exercise of warrants and options	-	766
Net cash provided by financing activities	$3,845	$15,955

Change in cash and cash equivalents and restricted cash	$(6,789)	$(17,864)
Cash and cash equivalents-beginning of year	7,887	25,751
Cash, cash equivalents and restricted cash-end of period	$1,098	$7,887

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$4,215	$4,200
Cash paid during the period for income taxes	$171	$268

OTHER NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment not yet paid for	$819	$79
Issuance of subordinate voting shares to acquire purchase rights	$1,800	$-
Issuance of subordinate voting shares in exchange for net assets acquired	$-	$43,259
Liabilities assumed and receivable forgiveness in exchange for net assets acquired	$-	$2,361
Debt and associated accrued interest converted to subordinate voting shares	$-	$514

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms and methods:

Category	Useful Life
Leasehold improvements	The lesser of the estimated useful life or length of the lease
Office equipment	3-5 years
Furniture and fixtures	3-7 years
Vehicles	4-5 years
Machinery and equipment	3-6 years
Buildings	35 years
Construction in progress	Not depreciated

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

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Intangible assets acquired in an asset purchase are valued at their purchase price. Amortization is recorded on a straight-line basis over their estimated useful lives, which do not exceed the contractual period, if any. The estimated useful lives, residual values, and amortization methods are reviewed at each year-end, and any changes in estimates are accounted for prospectively.

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

Research and Development

Research costs are expensed as incurred. For the years ended December 31, 2022 and 2021, research costs are immaterial.

For the year ended December 31, 2022, the Company incurred certain development expenditures related to the Lowell 35s product line that launched during the third quarter of the year ended December 31, 2022. Development costs of approximately $78 were expensed during the year ended December 31, 2022 to validate that the product line was commercially and technically feasible and to bring the product to market. Development expenditures are capitalized only if development costs are material, can be measured reliably, future economic benefits are probable, and the Company intends to and has sufficient resources to complete the development to use or sell the asset. To date, no development costs have been capitalized.

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, which means it was effective for our fiscal year beginning January 1, 2022 and did not have a material impact on our consolidated financial statements.

Accounting standards not yet adopted

In October 2021, the FASB issued ASU 2021-08-Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in ASU 2021-08 require that an entity recognizes and measures contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (“Topic 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022, which means it will be effective for our fiscal year beginning January 1, 2023. Early adoption is permitted. We are currently evaluating the impact of ASU 2021-08 on our consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on our consolidated financial statements.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS

Completed Acquisitions

	The Hacienda	Lowell Farm
(in thousands)	Company, LLC	Services	Total
CONSIDERATION
Cash	$4,019	$-	$4,019
Transaction costs	428	190	618
Note payable and other obligations	3,115	9,000	12,115
Fair value of subordinate voting shares	34,358	9,610	43,968
Total consideration	$41,920	$18,800	$60,720

PURCHASE PRICE ALLOCATION
Assets Acquired
Inventories	$3,300	$-	$3,300
Accounts receivable - net	1,312	-	1,312
Land	-	8,261	8,261
Buildings	-	6,268	6,268
Equipment	-	1,221	1,221
Other tangible assets	739		739
Intangible assets - brands and tradenames	37,299	-	37,299
Intangible assets - technology and know-how and other	-	3,050	3,050
Liabilities assumed
Payables and other liabilities	(730)	-	(730)
Fair value of net assets acquired	$41,920	$18,800	$60,720

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

On February 25, 2021, the Company acquired substantially all of the assets of the Lowell Herb Co. and Lowell Smokes trademark brands, product portfolio, and production assets from The Hacienda Company, LLC for a purchase price of $41,920. Lowell Herb Co. is a leading California cannabis brand that manufactures and distributes distinctive and highly regarded premium packaged flower, pre-roll, concentrates, and vape products. The acquisition consideration was comprised of $4.1 million in cash and the issuance of 22,643,678 subordinate voting shares and obligations assumed. In connection with this acquisition, the Company completed a change in its corporate name to Lowell Farms Inc. effective March 1, 2021. Refer to “Subsequent Events” for more information regarding the LOI and acquired brands.

•	Lowell Farm Services

On June 29, 2021, we acquired real property and related assets of a cannabis drying and midstream processing facility located in Monterey County for a purchase price of $18,800. The 10-acre, 40,000 square foot processing facility provide drying, bucking, trimming, sorting, grading, and packaging operations for up to 250,000 lbs. of wholesale cannabis flower annually. The new facility processes nearly all the cannabis that we grow at our existing cultivation operations. Additionally, we commissioned a new business unit called Lowell Farm Services (“LFS”), which engages in fee-based processing services for regional growers from the Salinas Valley area. The acquisition consideration was comprised primarily of a note payable of $9.0 million and the issuance of 7,997,520 subordinate voting shares and obligations assumed. LFS operations became operational during the third quarter of 2021.

 LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets were comprised of the following items:

	December 31,	December 31,
(in thousands)	2022	2021
Deposits	$595	$548
Insurance	235	624
Supplier advances	375	575
Interest and taxes	69	147
Licenses and payments	146	78
Other	102	4
Total prepaid and other current assets	$1,522	$1,976

4. INVENTORY

Inventory was comprised of the following items:

	December 31,	December 31,
(in thousands)	2022	2021
Raw materials	$7,431	$8,558
Work in process	940	292
Finished goods	2,408	4,493
Total inventory	$10,779	$13,343

5. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	December 31,	December 31,
(in thousands)	2022	2021
Excise and cannabis tax	$948	$2,830
Third party brand distribution accrual	17	78
Insurance and professional fee accrual	158	651
Interest and tax accrual	921	-
Employee Retention Credit financing accrual	441	-
Equipment purchase accrual	724	-
Other	445	147
Total other current liabilities	$3,654	$3,706

On July 26, 2022, subsidiaries of the Company entered into an agreement with an institutional investor pursuant to which the investor purchased a participation ("Transferred Interests") in all rights to payment from the United States IRS in respect of the Company’s employee retention credits for the first and second quarters of 2021 (the “ERC Claim”). The purchase price paid for the derivative payment rights was $2,446, which was paid in immediately available funds. For the year ended December 31, 2022, the Company recorded net other income of $2,014 and an accrued other liability of $441 to be paid to facilitate the sale of the ERC Claim. Included in interest expense is $864 of financing related charges.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY AND EQUIPMENT AND RIGHT OF USE ASSETS

A reconciliation of the beginning and ending balances of property and equipment, right of use assets and accumulated depreciation during the years ended December 31, 2022 and 2021, and property and equipment, net and right of use assets, net as of for the same years are as follows:

	Land and	Leasehold	Furniture			Construction	Right of
(in thousands)	Buildings	Improvements	and Fixtures	Equipment	Vehicles	in Process	Use Assets	Total
Costs
Balance-December 31, 2020	$-	$10,799	$50	$1,276	$854	$2,528	$41,530	$57,037
Additions	-	81	-	770	67	2,091	-	3,010
Business Acquisitions	15,538	-	-	468	-	-	-	16,006
Disposals and Transfers	369	3,069	-	478	-	(3,916)	-	(0)
Balance-December 31, 2021	$15,907	$13,949	$50	$2,992	$921	$704	$41,530	$76,053

Accumulated Depreciation
Balance-December 31, 2020	$-	$(634)	$(47)	$(427)	$(411)	$-	$(5,692)	$(7,211)
Depreciation	(132)	(346)	(1)	(191)	(155)	-	(3,238)	(4,063)
Disposals	-	-	-	-	-	-	-	-
Balance-December 31, 2021	$(132)	$(980)	$(48)	$(618)	$(566)	$-	$(8,930)	$(11,274)

Net Book Value-December 31, 2021	$15,775	$12,970	$2	$2,374	$355	$704	$32,600	$64,779

	Land and	Leasehold	Furniture			Construction	Right of
(in thousands)	Buildings	Improvements	and Fixtures	Equipment	Vehicles	in Process	Use Assets	Total
Costs
Balance-December 31, 2021	$15,907	$13,949	$50	$2,992	$921	$704	$41,530	$76,053
Additions	-	269	-	3,415	-	565	-	4,249
Disposals	-	-	-	-	(177)	(29)	(122)	(328)
Transfers	(188)	1,209		98	86	(1,205)	-	-
Impairments	-	(2,991)	-	(6)	-	-	(4,327)	(7,324)
Balance-December 31, 2022	$15,719	$12,437	$50	$6,499	$830	$35	$37,081	$72,650

Accumulated Depreciation
Balance-December 31, 2021	$(132)	$(980)	$(48)	$(618)	$(566)	$-	$(8,930)	(11,274)
Depreciation	(183)	(2,085)	(1)	(880)	(118)	-	(3,755)	(7,022)
Disposals	-	-	-	-	132	-	76	208
Transfers	-	56	-	-	(56)	-	-	-
Impairments	-	1,194	-	-		-	2,890	4,084
Balance-December 31, 2022	$(315)	$(1,815)	$(49)	$(1,498)	$(608)	$-	$(9,719)	$(14,004)

Net Book Value-December 31, 2022	$15,404	$10,621	$1	$5,001	$222	$35	$27,362	$58,646

Construction in process represents assets under construction related to cultivation, manufacturing, and distribution facilities not yet completed or otherwise not placed in service.

Depreciation expense of $7,022, and $4,063, were recorded for the years ended December 31, 2022 and 2021 respectively, of which $6,292 and $2,336, respectively, were included in cost of goods sold. Depreciation expense of $608 and $587 was also recorded in other expense for the years ended December 31, 2022 and 2021, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A reconciliation of the beginning and ending balances of goodwill during the year ended December 31, 2021 is as follows:

(in thousands)
Costs
Balance - December 31, 2020	$357
Additions	-
Business Acquisitions	-
Impairment	(357)
Balance - December 31, 2021	$-

No goodwill was recorded during the year ended December 31, 2022.

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

Other Intangible Assets

A reconciliation of the beginning and ending balances of intangible assets and accumulated amortization during the years ended December 31, 2022 and 2021 are as follows:

	Definite Life Intangibles		Indefinite Life Intangibles
	Technology/	Acquired	Brands &
(in thousands)	Know How	Purchase Rights	Tradenames	Total
Costs
Balance-December 31, 2021	$3,258	$-	$37,707	$40,965
Purchase Agreement	-	1,800	-	1,800
Balance-December 31, 2022	$3,258	$1,800	$37,707	$42,765

Accumulated Amortization
Balance-December 31, 2021	$(209)	$-	$-	$(209)
Amortization	(326)	(28)	-	(354)
Balance-December 31, 2022	$(535)	$(28)	$-	$(563)

Net Book Value
December 31, 2021	$3,049	$-	$37,707	$40,756

Net Book Value
December 31, 2022	$2,723	$1,772	$37,707	$42,202

Intangible assets with finite lives are amortized over their estimated useful lives. Amortization periods of assets with finite lives are based on management's estimates at the date of acquisition. The Company recorded amortization expense of $354, and $177 for the years ended December 31, 2022, and 2021, respectively.

During the year ended December 31, 2022, the Company acquired rights to purchase additional manufacturing equipment related to the Lowell 35s automated pre-roll line. Per the terms of the purchase agreement, the Company acquired the rights to acquire eight pre-roll machines and one packaging machine and received 15% of the issued and outstanding shares of the selling company, which have a fair market value of $nil. For the year ended December 31, 2022, one pre-roll machine and the packaging machine were received and in use and the acquired purchase rights are being amortized over the five year useful life of the machines. As consideration for the purchase of the acquisition rights, the Company paid for deposits on a portion of the machines, which are reflected as additions within Property and Equipment and issued 10 million subordinate voting shares with a fair market value of  $1,800 on the issuance date.

The Company estimates that amortization expense for our existing other intangible assets will average approximately $346 annually for the next nine and a half fiscal years. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

The Company signed the LOI to sell certain brands and the related intangible assets in March of 2023. While the deal has not closed, refer to “Subsequent Events” for more information.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. SHAREHOLDERS’ EQUITY

Shares Outstanding

The table below details the change in Company shares outstanding by class during year ended December 31, 2022:

	Subordinate	Super
(in thousands)	Voting Shares	Voting Shares
Balance-December 31, 2021	111,806	203
Issuance of vested restricted stock units	364	-
Issuance of shares associated with asset acquisition	10,000	-
Shares re-purchased	(400)	-
Balance-December 31, 2022	121,770	203

Warrants

A reconciliation of the beginning and ending balances of warrants outstanding is as follows:

(in thousands)
Balance-December 31, 2021	101,906
Warrants issued in conjunction with convertible debt offering	72,081
Warrants expired	(552)
Balance-December 31, 2022	173,435

The Company signed the LOI in 2023 to cancel outstanding warrants related to our convertible debentures. While the deal has not closed, refer to “Subsequent Events” for more information.

9. DEBT

Debt at December 31, 2022 and 2021, was comprised of the following:

	December 31,	December 31,
(in thousands)	2022	2021
Current portion of long-term debt
Vehicle loans(1)	$15	$50
Mortgage payable(2)	257	105
Note payable	10	66
Convertible debt(3)	21,398	-
Total short-term debt	21,680	221

Long-term debt, net
Vehicle loans(1)	3	28
Mortgage payable(2)	8,713	8,857
Convertible debenture(3)	-	14,012
Total long-term debt	8,716	22,897
Total Indebtedness	$30,396	$23,118

_____________

(1)	Primarily fixed term loans on transportation vehicles. Weighted average interest rate at December 31, 2022 and December 31, 2021 was 6.4% and 7.8%, respectively.
(2)

Mortgage payable associated with the acquired processing facility. Weighted average interest rate at December 31, 2022 and December 31, 2021 was 12.5%. Net of deferred financing costs as December 31, 2022 and December 31, 2021 of $296 and $398, respectively

(3)	Net of deferred financing costs at December 31, 2022 and December 31, 2021 of $759 and $1,477, respectively. Matures October 31, 2023

The Company signed the LOI to forgive the outstanding indebtedness owing under the convertible debentures in March of 2023. While the deal has not closed, refer to “Subsequent Events” for more information.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stated maturities of debt obligations are as follows as of December 31, 2022:

December 31,
(in thousands)	2022
2023	$22,440
2024	291
2025	330
2026	8,390
Total debt obligations	$31,451

10. LEASES

A reconciliation of lease obligations for the years ended December 31, 2022 and 2021, is as follows:

(in thousands)
Lease obligation
December 31, 2021	$36,496
Lease principal payments	(2,443)
Lease settlement	(54)
December 31, 2021	$33,999

All extension options that are reasonably certain to be exercised have been included in the measurement of lease obligations. The Company reassesses the likelihood of extension option exercise if there is a significant event or change in circumstances within its control.

The components of lease expense for the years ended December 31, 2022, and 2021, are as follows:

	Years Ended
	December 31,	December 31,
(in thousands)	2022	2021
Amortization of leased assets (1)	$3,755	$3,238
Interest on lease liabilities (2)	2,219	2,406
Total	$5,974	$5,644

____________

(1) Included in cost of goods sold, general and administrative expenses and other expenses in the consolidated statement of operations.

(2) Included in interest expense in the consolidated statement of operations.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The key assumptions used in accounting for leases as of December 31, 2022, were a weighted average remaining lease term of 14.6 years and a weighted average discount rate of 6%. The key assumptions used in accounting for leases as of December 31, 2021 were a weighted average remaining lease term of 17.2 years and a weighted average discount rate of 6%.

The future lease payments with initial remaining terms in excess of one year as of December 31, 2022 were as follows:

December 31,
(in thousands)	2022
2023	$4,666
2024	4,076
2025	3,267
2026	3,209
2027 and beyond	37,260
Total lease payments	$52,478
Less imputed interest	(18,479)
Total	$33,999

 11. SHARE-BASED COMPENSATION

During 2019, the Company’s Board of Directors adopted the 2019 Stock and Incentive Plan (the “Plan”), which was amended in April 2020 and March 2021. The Plan permits the issuance of stock options, stock appreciation rights, stock awards, share units, performance shares, performance units and other stock-based awards, and, as of December 31, 2022, 13.2 million shares have been authorized to be issued under the Plan and 3.6 million are available for future grant. The Plan provides for the grant of options as either non-statutory stock options or incentive stock options and restricted stock units to employees, officers, directors, and consultants of the Company to attract and retain persons of ability to perform services for the Company and to reward such individuals who contribute to the achievement by the Company of its economic objectives. The awards granted generally vest in 25% increments over a four-year period and option awards expire 6 years from grant date.

The Plan is administered by the Board or a committee appointed by the Board, which determines the persons to whom the awards will be granted, the type of awards to be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

During the years December 31, 2022 and 2021, the Company granted shares to certain employees as compensation for services. These shares were accounted for in accordance with ASC 718 - Compensation - Stock Compensation. The Company amortizes awards over the service period and until awards are fully vested.

For the years ended December 31, 2022, and 2021 share-based compensation expense was as follows:

	Years Ended
	December 31,	December 31,
(in thousands)	2022	2021
Cost of goods sold	$-	$-
General and administrative expense	564	1,355
Total share-based compensation	$564	$1,355

 LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the status of stock option grants and unvested awards at and for the year ended December 31, 2022:

		Weighted-	Weighted- Average
	Stock	Average	Remaining	Aggregate
(in thousands except per share amounts)	Options	Exercise Price	Contractual Life	Intrinsic Value

Outstanding-December 31, 2021	6,598	$0.99	4.3	-
Granted	6,680	0.21		-
Expired	(64)	1.02		-
Cancelled	(3,145)	0.99		-
Outstanding-December 31, 2022	10,069	0.47	4.6	-

Exercisable-December 31, 2022	3,764	0.71	3.7	-

Vested and expected to vest-December 31, 2022	10,069	0.47	4.6	-

The weighted-average fair value of options granted during the year ended December 31, 2022, estimated as of the grant date was $0.21. As of December 31, 2022, there was $498 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years.

The following table summarizes the status of restricted stock unit (“RSU”) grants and unvested awards at and for the year ended December 31, 2022:

		Weighted-Average
(in thousands except per share amounts)	RSUs	Fair Value

Outstanding-December 31, 2021	642	$1.18
Granted	-	-
Vested	(270)	1.28
Cancelled	(164)	1.10
Outstanding-December 31, 2022	208	$1.10

As of December 31, 2022, there was $154 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 12 months.

The fair value of the stock options and RSUs granted were determined using the Black-Scholes option-pricing model with the following weighted average assumptions at the time of grant. No RSUs were granted for the year ending December 31, 2022.

Options	Years Ended
	December 31,	December 31,
	2022	2021
Expected volatility	50%	50%
Dividend yield	0%	0%
Risk-free interest rate	2.48%	0.87%
Expected term in years	3.9	4.3

RSUs	Years Ended
	December 31,	December 31,
	2022	2021
Expected volatility	-	50%
Dividend yield	-	0%
Risk-free interest rate	-	0.71%
Expected term in years	-	0.74

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

The provision for income tax expense for the year ended December 31, 2022, was $191, representing an effective tax rate of (0.78)%, compared to an income tax expense of $213 for the year ended December 31, 2021, representing an effective tax rate of (0.87)%.

The provision for income tax expense for the years ended December 31, 2022 and 2021, consisted of the following:

	Years Ended
(in thousands)	2022	2021
Current
Federal	$-	$-
State	191	213
Total Current	191	213

Deferred tax benefit
Federal	(1,987)	(1,528)
State	(15,293)	(13,339)
Total deferred tax benefit	(17,280)	(14,867)

Valuation allowance	17,280	14,867

Income tax expense	$191	$213

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

In December 2017, the United States (“U.S.”) Congress passed and the President signed into law what is referred to as the 2017 Tax Act, which contains many significant changes to the U.S. tax laws, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% and utilization limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 to 80% of taxable income with an indefinite carryforward period. As the Company has a full valuation allowance against its U.S. deferred tax assets, the revaluation of net deferred tax assets resulting from the reduction in the U.S. federal corporate income tax rate did not impact the Company’s effective tax rate. Additional guidance may be issued by the U.S. Treasury Department, the IRS, or other standard-setting bodies, which may result in adjustments to the amounts recorded,

 LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

including the valuation allowance. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021, are as follows:

Years Ended
(in thousands)	2022	2021
Deferred tax assets
Net operating loss carryforwards	$17,038	$13,192
Accruals and reserves	-	-
Depreciation	-	-
Other	-	-
Valuation allowance	(17,038)	(13,192)
Total deferred tax assets	-	-

Accruals and reserves	-	-
Share-based compensation	-	-
Total deferred tax liabilities	-	-

Net deferred tax liabilities	$-	$-

13. NET INCOME (LOSS) PER SHARE

Net loss per share represents the net earnings/loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis.

	Years Ended
	December 31,	December 31,
(in thousands except per share amounts)	2022	2021
Net loss	$(24,564)	$(24,677)

Net loss per share:
Basic	$(0.22)	$(0.27)
Diluted	$(0.22)	$(0.27)
Weighted average shares outstanding:
Basic	113,183	90,746
Diluted	113,183	90,746

Weighted average potentially diluted shares (1):
Basic shares	113,183	90,746
Options	-	-
Warrants	-	-
Convertible debentures	-	-
Restricted stock units	-	-
Total weighted average potentially diluted shares:	113,183	90,746

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

At December 31, 2022, and December 31, 2021 the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments.

The carrying value of the Company's debt approximates fair value based on current market rates (Level 2).

Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described above in the Notes to Consolidated Financial Statements, which are considered a Level 3 measurement.

15. COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2022, the Company has entered into purchase commitments for additional manufacturing equipment. Of the total remaining purchase commitment of $2.9 million, approximately $724k is accrued but unpaid within Other Current Liabilities on the Consolidated Balance Sheet and the remaining purchase commitment of $2.2 million is due in 2023 as the equipment is manufactured and delivered.

Contingencies

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulation as of December 31, 2022, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future.

The Company is being audited by the IRS for years 2019 and 2020 and may be subject to additional taxes, penalties and interest.

Litigation and Claims

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings of material consequences in which any of the Company’s directors, officers or affiliates are an adverse party or have a material interest adverse to the Company’s interest.

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

16. GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended December 31, 2022 and 2021, general and administrative expenses were comprised of:

	Years Ended
	December 31,	December 31,
(in thousands)	2022	2021
Salaries and benefits	$5,286	$6,234
Professional fees	465	1,924
Share-based compensation	564	1,355
Goodwill impairment	-	357
Insurance	1,344	1,457
Administrative	1,894	2,580
Total general and administrative expenses	$9,553	$13,907

17. RELATED-PARTY TRANSACTIONS

Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.

In April 2015, Lowell entered into a services agreement with Olympic Management Group (“OMG”), for advisory and technology support services, including the access and use of software licensed to OMG to perform certain data processing and enterprise resource planning (ERP) operational services. OMG is owned by one of the Company’s co-founders. The agreement provides for the dollar-for-dollar reimbursement of expenses incurred by OMG in performance of its services. Amounts paid to OMG for the years ended December 31, 2022 and 2021, were $36 and $nil, respectively.

During October 2022, Cannaco Research Corporation, an existing customer, became a related party when Ms. Lawrence, a new member joined the Board of Directors. Total sales recognized for Cannaco Research Corporation for the years ended December 31, 2022 and 2021 were $274 and $117, respectively. For the years ended December 31, 2022 and 2021, cash collected from Cannaco Research Corporation was $223 and $93, respectively. In December, 2022, the Company entered into an agreement with Cannaco Research Corporation to lease approximately 2,000 square feet of warehouse space in Los Angeles to facilitate distribution services in the area. The lease is a 12 month storage agreement for the warehouse space. Total payments to Cannaco Research Corporation for the lease were $10 in the year ended December 31, 2022.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. SEGMENT INFORMATION

The Company's operations are comprised of a single reporting operating segment engaged in the production and sale of cannabis products in the United States. As the operations comprise a single reporting segment, amounts disclosed in the financial statements also represent a single reporting segment.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 30, 2023, the date the financial statements were available to be issued.

Effective March 15, 2023, Lowell Farms Inc. entered into the LOI which will forgive indebtedness owing under the convertible debentures and cancel the related warrants to acquire approximately 212 million subordinate voting shares. The LOI sets out the general terms of the transaction and the parties have agreed to negotiate the precise terms and conditions of the transaction in good faith, however, the Company is not subject to an exclusivity provision and may solicit, initiate, entertain, or accept other offers.

Details of the transaction are set forth below:

•

All indebtedness outstanding under the Debentures will be forgiven and all of the related warrants to acquire an aggregate of approximately 212 million subordinate voting shares of the Company will be cancelled;

•

The Company will sell to a newly formed company, BrandCo, all intellectual property arising out of or relating to the “Lowell Smokes” and “35s” brands and assign any existing, out-of-state license agreements (the “Assigned Contracts”) relating to the “Lowell” brand to BrandCo;

•

BrandCo will acquire approximately 100 million shares of the Company’s subordinate voting shares representing in the aggregate shares of the Company equal to no more than 49% of the then issued and outstanding number of subordinate voting shares;

•	The Company will receive future payments equal to 15% of net revenue received by BrandCo in connection with the assigned contracts for a period of six months following the closing date; and

•	The Company will receive a 42-month exclusive license agreement for use of the “Lowell Smokes” and “35s” brands within the State of California.

George Allen resigned from the Board of Directors, effective March 15, 2023.

Ann Lawrence was added to the Audit Committee and appointed Chairperson of the Board of Directors, effective March 15, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2022. Management’s assessment of internal control over financial reporting was based on assessment criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

ITEM 9B. Other Information

Appointment and Resignation of Directors

On October 31, 2022, the Board of Directors appointed Summer Frein and Ann Lawrence directors of the Company.

The biographies of Ms. Frein and Ms. Lawrence are under the heading "Directors, Executive Officers and Corporate Governance" in Part III, Item 10 of this Annual Report on Form 10-K.

Effective March 15, 2023, Ms. Lawrence was appointed to the Audit Committee and named Chairperson of the Board of Directors.

The appointment of Ms. Frein and Ms. Lawrence was not pursuant to any arrangement or understanding between either of them and any other person. There are no related party transactions between the Company and Ms. Frein. The related party transactions between the Company and Ms. Lawrence, which would require disclosure under Item 404 of Regulation S-K are under the heading “Certain Relationships and Related Transactions, and Director Independence” in Part III, Item 13 of this Annual Report on Form 10-K.

The appointment of Ms. Frein and Ms. Lawrence follows the departure of Stephanie Harkness and Bruce Gates from the Company's Board of Directors, effective October 31, 2022.

Effective March 15, 2023, George Allen resigned from the Board of Directors and the Audit Committee.

BrandCo Letter of Intent

On March 15, 2023, we announced entering into a binding letter of intent with the Company's existing noteholders for the sale of the Lowell Smokes and 35s brands and associated intellectual property to BrandCo, a newly formed Delaware limited liability company, and the assignment of the related license agreements and material contracts to BrandCo and in return the noteholders have agreed to forgive all indebtedness owing under the debentures, cancel the related warrants to acquire an aggregate of approximately 212 million subordinate voting shares of the Company and the Company will issue approximately 100 million shares of the Company's subordinate voting shares to BrandCo representing no more than 49% of the issued and outstanding number of subordinate voting shares. We will retain the exclusive rights to utilize the brand in California for 42 months following the date of sale and will retain license revenue from Illinois, Massachusetts, Colorado and New Mexico for 6 months following the date of sale.

The proposed transaction is a related party transaction resulting from a proposal by George Allen, the prior Chairman of the Board and a control person of the Company, and the interest of Brian Shure, our Chief Financial Officer and a member of our Board, in the transaction. The Special Committee consisting solely of independent directors evaluated the proposal from George Allen and Geronimo Capital and negotiated the terms of the proposed transaction. The Special Committee concluded that there were no viable alternatives available on commercially reasonable terms that would be likely to improve the financial situation of the Company. The closing of the proposed transaction is subject to the negotiation and execution of the definitive deal documentation and the satisfaction of all applicable closing conditions.

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

The following table provides information with respect to our directors as of March 27, 2023:

Name	Age	Position
Mark Ainsworth	48	Chief Executive Officer and Director
William Anton	81	Director
Brian Shure	46	Chief Financial Officer and Director
Jeffrey Monat	44	Director
Summer Frein	39	Director
Ann Lawrence	49	Director and Chairperson (1)

______________

(1) Elected Chairperson effective March 15, 2023

Biographical Information

The biographies of the Board are set out below.

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

William Anton

William Anton has served as an independent director of the Company since April 2019. Mr. Anton has served as Chairman and CEO of Anton Enterprises, Inc. since 2005 and Managing Partner of Anton Venture Capital Fund LLC since 2004. Prior to Anton Enterprises, he was Chairman of Anton Airfood, Inc. from 1989 to 2005, the airport foodservice company he founded. Mr. Anton is Chairman Emeritus of the Board of Trustees of the Culinary Institute of America. He also serves on the Board of Trustees of Media Research Corporation, the Board of Directors of QSpex Technologies Inc., and is a member of the Board of Governors of the Thalians Foundation for Mental Health at Cedars-Sinai. Mr. Anton formerly served on the Board of Directors of Air Chef Corporation, a leading private aviation catering firm in North America, the Board of Directors for Morton’s Restaurant Group, the Board of the British Restaurant Association, the Board of Trustees of the William F. Harrah College - University of Nevada in Las Vegas, and the National Restaurant Association Education Foundation. The Company believes that Mr. Anton’s extensive experience as a senior executive and director and his lengthy history of value-creation as a founder and entrepreneur qualify him to serve as a member of our Board.

Brian Shure

Brian Shure has served as a director of the Company since April 2020 and was appointed as Chief Financial Officer in November 2020. Mr. Shure leads Ambrose Capital Partners, an investment management firm, directing public and private investments where he has served as President since 2008. Mr. Shure previously served from July 2016 through November 2019 as Chief Financial Officer of MedData, a revenue cycle management company in the healthcare industry, where he oversaw significant organic and M&A growth. Mr. Shure joined MedData following the company’s acquisition of Cardon Outreach, where he led finance and M&A strategy as Chief Financial Officer from January 2011 through June 2016. The Company believes that Mr. Shure’s extensive experience as a financial executive and his expertise in mergers and acquisitions and corporate finance qualify him to serve as a member of our Board.

Jeffrey Monat

Jeffrey Monat has served as an independent director of the Company since January 2022. Mr. Monat has been an investor in cannabis companies since 2013, funding both cultivation and ancillary businesses. Since 2018, he has been a Senior Partner at Merida Capital Holdings, a private equity firm targeting fundamental growth drivers underpinning the rapid development of the cannabis industry. He also sits on Merida Capital’s Investment Committee. From 2000 to 2002, he was with Goldman Sachs, where he advised clients on M&A transactions, financial valuation, and corporate governance issues. He worked in the Goldman Sachs Principal Strategies Group from 2002 to 2003, analyzing public-market opportunities for the firm’s proprietary investment fund. From 2003 to 2010, he was an investment analyst at Rockbay Capital, where he helped grow the firm to $1 billion in assets under management. From 2010 to 2012, he was with FrontPoint Rockbay, an event-driven hedge fund in New York where he evaluated prospective investments and helped build the firm’s investment analysis infrastructure. Mr. Monat also served as a Senior Analyst at Seven Locks Capital, a long/short equity hedge fund from 2012 to 2016 and was a Senior Analyst at Sage Rock Capital, an event-driven hedge fund based in New York from 2016 to 2018.  In addition to his professional accomplishments, Mr. Monat serves as treasurer and trustee of the Friends Grow Friends Foundation, Inc., an after-school program that helps children with special needs improve their social skills. Jeff has a Bachelor of Science in Economics from The Wharton School of the University of Pennsylvania. The Company believes that Mr. Monat's extensive experience as an investor in cannabis companies and his business and financial experience at private equity firms and hedge funds qualify him to serve as a member of our Board.

Summer Frein

Summer Frein has served as an independent director of the Company since October 2022. Ms. Frein currently serves as the Chief Revenue Officer of Turning Point Brands and previously served as the Chief Marketing Officer through November 2022. Her oversight includes sales, brand management, creative services, e-commerce, business intelligence, marketing services, and consumer insights. Prior to joining Turning Point Brands, Summer held a variety of senior leadership roles - across sales, digital strategy, marketing, and strategy and business development - over the course of 15 years at Cronos Group (January 2020 – March 2022) and Altria Group, Inc. (June 2006 – December 2019). As General Manager of Cronos Group, USA, she was responsible for implementing and defining the strategy and execution across all areas of the business including sales strategy, marketing, and operations. She has also held a number of senior level roles at Altria, where she led the cannabis research and investment strategy within the Strategy and Business Development Group. The Company believes that Ms. Frein’s extensive experience with brand management, marketing, digital strategy and the cannabis industry qualifies her to serve as a member of our Board.

Ann Lawrence

Ann Lawrence has served as an independent director of the Company since October 2022 and Chairperson as of March 15, 2023. Ms. Lawrence is a widely respected executive and attorney currently serving as the Co-Founder and Chief Executive Officer of a Southern California collection of cannabis companies comprising a distribution company and two popular retail dispensaries: The Rose Collective and The Farmacy Westwood, both of which are long-term customers of the Company. Her extensive experience in California’s cannabis industry includes leadership in the areas of retail, branding, manufacturing, cultivation, and distribution, along with an expertise with California’s unique regulatory and compliance challenges. Ms. Lawrence has served as the Chief Executive Officer of Cannaco Research Corporation since January 2021.  Prior to that, Ms. Lawrence was a partner with the law firm of DLA Piper from December 2010  through July 2019 and an attorney with Latham & Watkins from November 2000 through April 2007. Throughout her career, Ms. Lawrence has built multiple retail storefronts in Los Angeles’ competitive cannabis space that have consistently outperformed the market and maintained consistent success and excellence. She designed operational efficiencies for boutique cannabis brands, and has personal experience as the owner of various cannabis brands. She is also the Chief Executive Officer of a centralized distribution facility that focuses on growing local brands and managing retail stores in Southern California by providing distribution, logistical, and consulting support to retailers, helping them to compete and succeed. The Company believes that Ms. Lawrence’s extensive legal experience, corporate management and familiarity with the California cannabis industry qualify her to serve as our Chairperson.

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

The Canadian Securities Administrators has issued corporate governance guidelines pursuant to Canadian National Policy 58-201-Corporate Governance Guidelines (the “Corporate Governance Guidelines”), together with certain related disclosure requirements pursuant to Canadian National Instrument 58-101-Disclosure of Corporate Governance Practices (“NI 58-101”). The Corporate Governance Guidelines are recommended as “best practices” for issuers to follow. We recognize that good corporate governance plays an important role in our overall success and in enhancing shareholder value. Accordingly, we have adopted certain corporate governance policies and practices that reflect our consideration of the recommended Corporate Governance Guidelines.

Role of the Board of Directors

Our Board is responsible for the stewardship of the Corporation and managing and supervising the management of our business and affairs, including providing guidance and strategic oversight to management. Our Board has the authority to exercise all such powers of the Corporation as are not, by the Business Corporations Act (British Columbia) or by our Articles, required to be exercised by the shareholders of the Corporation.

Board Leadership

The positions of Chairman of the Board and Chief Executive Officer are held by different individuals: Ann Lawrence serves as Chairperson and Mark Ainsworth serves as Chief Executive Officer. Our Board has concluded that our current leadership structure is appropriate at this time and takes advantage of these persons’ respective strengths and perspectives. However, our Board will continue to review our leadership structure periodically and may make changes in the future as it deems appropriate.

Risk Oversight

Our Board is responsible for the general oversight of risks that affect us and oversees our enterprise risk management. Our Board receives regular reports on our operations from our Chief Executive Officer and other members of management. Our Board reviews these reports and makes inquiries in their business judgment.

Our Board also fulfills its oversight role through two committees, the Audit Committee and the Compensation and Corporate Governance Committee. Our Board receives periodic reports on each committee’s activities. Our Audit Committee has responsibility for risk oversight in connection with its review of our financial reports filed with the SEC and the applicable Canadian securities commissions or similar regulatory authorities. Additionally, our Audit Committee receives reports from our Chief Financial Officer and our independent auditors in connection with the review of our quarterly and annual financial statements regarding significant financial transactions, accounting and reporting matters, critical accounting estimates, and management’s exercise of judgment in accounting matters. When reporting on such matters, our independent auditors also provide their assessment of management’s report and conclusions. Our Compensation and Corporate Governance Committee has responsibility for risk oversight in connection with the Company's compensation policies and practices and corporate governance policies and practices.

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

Nomination of Directors

Please refer to “- Board Committees - Compensation and Corporate Governance Committee” for a description of the process undertaken to identify new candidates for board nomination.

Assessments

The Board monitors the adequacy of information given to directors, communication between the Board and management and the strategic direction and processes of the Board and committees.

Board and Committee Meetings; Executive Sessions

At regularly scheduled board and committee meetings, directors review and discuss management reports regarding our performance, prospects, and plans, as well as significant opportunities and immediate issues facing us. At least once a year, our Board also reviews management’s long-term strategic and financial goals. The Chair, in consultation with the committee chairs and other directors, as appropriate, establishes the agenda for meetings of the Board. Committee agendas and schedules are set by or in consultation with the committee chair. During the year ended December 31, 2022, our Board held 11 meetings, and all directors attended at least 75% of all applicable Board and committee meetings during the year that ended December 31, 2022.

Board Attendance at Annual Meeting of Shareholders

The Board’s unwritten policy regarding director attendance at the annual meeting of shareholders is that directors are encouraged to attend. A majority of the Board attended the 2022 annual meeting of shareholders.

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

As of the year ended December 31, 2022, our Audit Committee consisted of William Anton, George Allen and Jeffrey Monat. Mr. Allen resigned on March 15, 2023 and was replaced by Ann Lawrence. William Anton serves as the chair of our Audit Committee and has been identified as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC. The members of our Audit Committee are “financially literate” within the meaning of the applicable NYSE rules and NI 52-110. William Anton, Ann Lawrence and Jeffrey Monat are “independent” within the meaning of the applicable NYSE rules and NI 52-110. The following chart sets forth the current composition of our Audit Committee:

Name of Member	Independent(1)	Financially Literate(2)
William Anton (Chair)	Yes	Yes
Jeff Monat	Yes	Yes
Ann Lawrence (3)	Yes	Yes

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

(3)	Ms. Lawrence was appointed to the Audit Committee effective as of March 15, 2023 following the resignation of Mr. Allen from the Board and the Audit Committee.

The education and experience of each member of the Audit Committee that is relevant to the performance of their responsibilities as a member of the Audit Committee is described above under the heading “Board of Directors.”

Our Board has adopted a written charter for the Audit Committee, which sets out the Audit Committee’s responsibilities, consistent with the Canadian National Instrument 52-110 - Audit Committees (“NI 52-110”) a current copy of which is available on our website at https://ir.lowellfarms.com/corporate-governance/board-committees. The Audit Committee has access to all books, records, facilities, and personnel and may request any information about us as it may deem appropriate. It has the authority to retain and compensate special legal, accounting, financial, and other consultants or advisors to advise the Audit Committee.

Both our independent auditors and internal financial personnel regularly meet privately with the Audit Committee and have unrestricted access to this committee. At no time since the commencement of the Corporation’s most recently completed fiscal year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by the Board. Our Audit Committee held four (4) meetings during the year ended December 31, 2022.

The Corporation is a “venture issuer” as defined in NI 52-110 and as such is exempt from the requirements of Part 3 (Composition of the Audit Committee) and Part 5 (Reporting Obligations) of NI 52-110.

Compensation and Corporate Governance Committee

The Compensation and Corporate Governance Committee consists of William Anton and Jeffrey Monat. William Anton serves as the Chair of our Compensation and Corporate Governance Committee. The Board has determined that William Anton and Jeffrey Monat are independent as defined by NYSE rules and applicable Canadian securities laws.

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

Our Compensation and Corporate Governance Committee held no separate committee meetings during the year ended December 31, 2022, with its business being conducted with the entire Board.

Other Board Committees

The Board has no committees other than the Audit Committee and the Compensation and Corporate Governance Committee.

Communications with the Board of Directors

Shareholders and other interested parties may contact any member (or all members) of our Board (including, without limitation, the non-management directors as a group), any committee of our Board, or the chair of any such committee. Written correspondence may be sent to our Board, any committee, or any individual director, c/o Corporate Secretary, Lowell Farms Inc., 440 N Barranca Ave. #1675 Covina, CA 91723.

EXECUTIVE OFFICERS

The following table provides information concerning our executive officers:

Name	Age	Position
Mark Ainsworth	48	Chief Executive Officer and Director
Brian Shure	46	Chief Financial Officer and Director

Biographical Information

The biographies of Mark Ainsworth and Brian Shure are under “Board of Directors.”

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, executive officers and persons who beneficially own 10% or more of the Company’s common stock file with the SEC initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the year ended December 31, 2022, all such filing requirements applicable to the Company’s directors, executive officers and greater than 10% beneficial owners were complied with except (i) Messrs, Monat, Anton, and Allen, who each filed two late reports for one transaction each, (ii) Messrs. Ainsworth and Gates, Mses. Lawrence and Montenegro, Geronimo CVOF Manager, LLC, Beehouse Manager, LLC and Beehouse Partners, LP, who each filed one late report for one transaction each, and (iii) Ms. Lawrence, who filed a late Form 3.

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

Summary Compensation Table

The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the years ended December 31, 2022 and December 31, 2021.

						Nonequity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation
Name	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Total
Mark Ainsworth	2022	$223,845	$-		$24,418	$-	$-	$248,263
Chief Executive Officer	2021	$250,000	$-	$110,401	$-	$-	$-	$360,401

Brian Shure	2022	$55,095	$-	$-	$32,509	$-	$-	$87,604
Chief Financial Officer	2021	$250,000	$-	$82,801	$-	$-	$-	$332,801

Jenny Montenegro (1)	2022	$233,057	$15,512	$93,841	$25,032	$-	$-	$367,442
Former Chief Operating Officer	2021	$225,000	$-	$93,841	$-	$-	$-	$318,841

______________

(1)	Departed the Company as of November 15, 2022

Narrative Disclosure to Summary Compensation Table

Executive Employment Agreements

Mark Ainsworth - The Company is a party to an employment agreement with Mark Ainsworth dated as of July 1, 2020. Mr. Ainsworth is entitled to an annual base salary of $250,000. He is also eligible to receive annual bonuses in such amounts and subject to such performance metrics or other criteria determined by the Board or its Compensation and Corporate Governance Committee from time to time, including performance-based bonuses or programs as determined at the discretion of the Board. Mr. Ainsworth is also eligible to receive discretionary grants of options. In 2022, Mr. Ainsworth was granted options to purchase 425,000 Subordinate Voting Shares of the Company, of which 125,000 vest quarterly in four equal installments and the remainder  vest annually in four equal installments. In the event of Mr. Ainsworth’s termination without cause, for a period of nine months from the date of such termination, he is entitled to receive continued payment of his base salary and continuation of health insurance benefits. In addition, in the event that, within six months following a “change of control” of the Company, Mr. Ainsworth’s title or responsibilities are materially diminished or Mr. Ainsworth is terminated without cause, he is entitled, upon notice to the Company given not later than thirty (30) days following such material diminishment or termination, to the acceleration of vesting of half of the remaining unvested portion of any stock options or restricted stock awards previously granted to him and any unvested portion shall continue to vest ratably, or be forfeited, in accordance with the terms of such grants.

Brian Shure - The Company is a party to an employment agreement with Brian Shure dated as of November 10, 2020. Mr. Shure was entitled to an annual base salary of $250,000 and signed an revised agreement with an updated base salary of $60,000 for 2022. He is also eligible to receive annual bonuses in such amounts and subject to such performance metrics or other criteria determined by the Board or its Compensation and Corporate Governance Committee from time to time, including performance-based bonuses or programs as determined at the discretion of the Board. In 2022, Mr. Shure was granted options to purchase 725,000 Subordinate Voting Shares of the Company, of which 450,000 vest quarterly in four equal installments and the remainder vest annually in four equal installments. In the event of Mr. Shure’s termination without cause, for a period of six months from the date of such termination, he is entitled to receive continued payment of his base salary and continuation of health insurance benefits. In addition, in the event that, within twelve months following a “change of control” of the Company, Mr. Shure’s title or responsibilities are materially diminished or Mr. Shure is terminated without cause, he is entitled, upon notice to the Company given not later than thirty (30) days following such material diminishment or termination, to the acceleration of vesting of the remaining unvested portion of the options granted.

Jenny Montenegro - The Company was a party to an employment agreement with Jenny Montenegro dated as of August 16, 2021. Ms. Montenegro was entitled to an annual base salary of $250,000. She was also eligible to receive annual bonuses in such amounts and subject to such performance metrics or other criteria determined by the Board or its Compensation and Corporate Governance Committee from time to time, including performance-based bonuses or programs as determined at the discretion of the Board. The employment agreement became effective August 16, 2021, upon completion of executive relocation, towards which Ms. Montenegro received $25,000 to defray expenses associated with the relocation. In 2022, Ms. Montenegro was granted options to purchase 200,000 Subordinate Voting Shares of the Company which vest annually in four equal installments. Ms. Montenegro departed the Company in November, 2022. Per the terms of her agreement, for a period of three months from the date of termination, she was entitled to receive continued payment of her base salary and continuation of health insurance benefits. In addition, in the event that, within twelve months following a “change of control” of the Company, Ms. Montenegro’s title or responsibilities were materially diminished or Ms. Montenegro was terminated without cause, she is entitled, upon notice to the Company given not later than thirty (30) days following such material diminishment or termination, to the acceleration of vesting of one half of the remaining unvested portion of the options granted and for a period of six months from the date of such termination, she was entitled to receive continued payment of her base salary and continuation of health insurance benefits.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by our named executive officers as of December 31, 2022.

	Option Awards				Stock Awards
	Number of	Number of			Number of	Market Value
	Securities	Securities			Shares or	of Shares or
	Underlying	Underlying			Units of	Units of
	Unexercised	Unexercised	Option	Option	Stock That	Stock That
	Option (#)	Option (#)	Exercise	Expiration	Have Not	Have Not
Officer	Exercisable	Unexercisable	Price ($)	Date	Vested (#)	Vested ($)
Mark Ainsworth	25,000	25,000	$0.85	1/2/2026	33,334	$36,800
	343,750	156,250	$0.346	4/15/2026
	75,000	125,000	0.308	1/13/2028
	-	225,000	0.082	12/22/2028

Brian Shure	175,000	125,000	$1.35	11/9/2026	25,000	$27,600
	375,000	125,000	0.308	1/13/2028
	-	225,000	0.082	12/22/2028

Jenny Montenegro	20,000	-	$0.68	12/10/2025	-	$-
	7,500	-	$0.85	1/2/2026
	187,500	-	$0.346	4/15/2026

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

The maximum number of Subordinate Voting Shares that may be issued under all Awards under the Equity Incentive Plan is 13,225,932 Subordinate Voting Shares. The maximum number of Subordinate Voting Shares that may be issued pursuant to ISOs is 6,000,000 Subordinate Voting Shares. Any shares subject to an Award under the Equity Incentive Plan that are forfeited, cancelled, expire unexercised, are reacquired by the Corporation, are settled in cash, or are used or withheld to satisfy tax withholding obligations of a Participant shall again be available for Awards under the Equity Incentive Plan.

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

DIRECTOR COMPENSATION

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2022.

Name	Option Awards	Stock Awards	Total
George Allen	$7,616	$-	$7,616
William Anton	$3,304	$-	$3,304
Jeffrey Monat	$3,304	$-	$3,304
Summer Frein	$4,441	$-	$4,441
Ann Lawrence	$4,441	$-	$4,441
Stephanie Harkness	$2,587	$-	$2,587
Bruce Gates	$7,028	$-	$7,028

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

 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The tables below sets forth information with respect to the beneficial ownership of our Super Voting Shares and Subordinate Voting Shares as of March 27, 2023 by:

•	each person or entity known by us to own beneficially more than 5% of our outstanding Subordinate Voting Shares;

•	each of our directors and executive officers individually; and

•	all of our executive officers and directors as a group.

The Super Voting Shares carry 1,000 votes per share. The Subordinate Voting Shares carry 1 vote per share. As of March 27, 2023, the Subordinate Voting Shares represented approximately 35.8% of the voting power of our outstanding voting securities and approximately 66.9% of the voting power of our voting securities on a fully diluted basis, and the Super Voting Shares represented approximately 64.2% of the voting power of our outstanding voting securities and approximately 33.1% of the voting power of our voting securities on a fully diluted basis. Fully diluted calculations take into account Subordinate Voting Shares issuable upon the conversion of outstanding debentures, the redemption of Class B Common Shares of our subsidiary, Indus Holding Company, and the exercise of outstanding warrants and options and Subordinate Voting Shares subject to unvested restricted stock units.

The Super Voting Shares are held by Robert Weakley. Mr. Weakley served as Chairman and Chief Executive Officer of the Company from the date of the reverse takeover transaction with Indus Holding Company (the “RTO”) until April 2020 and thereafter as a member of our board of directors until October 2020. Mr. Weakley is party to an investment agreement with the Company pursuant to which the Super Voting Shares may be transferred only with the Company’s consent. The Company has agreed to grant its consent to a transfer by Mr. Weakley to certain family members, trusts for their benefit, and entities controlled by Mr. Weakley or such family members, in each case subject to the entry by the transferee into an accession agreement with the Company providing for the same restrictions on transfer. The investment agreement prohibits the Company from consenting to a transfer that would result in the Super Voting Shares being acquired pursuant to a change of control transaction, as defined in the investment agreement. Pursuant to the investment agreement, in the event of a non-permitted transfer by Mr. Weakley, or upon a change of control transaction, the Super Voting Shares shall be redeemed by the Company for their original purchase price of $40,000. The holders of Subordinate Voting Shares will not be entitled to participate in any such permitted transfer or redemption under the terms of the Subordinate Voting Shares or under any coattail or similar agreement.

To our knowledge, except as discussed above, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of our company. Unless otherwise noted below, the address of each other person listed on the table is c/o Lowell Farms Inc., 440 N Barranca Ave. #1675 Covina, CA 91723.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, our shares that may be acquired within 60 days of the date of the table below, including but not limited to by reason of any right to acquire such shares (a) through the exercise of any option, warrant or right, (b) through the conversion of a security, (c) pursuant to the power to revoke a trust, discretionary account, or similar arrangement or (d) pursuant to the automatic termination of a trust, discretionary account or similar arrangement, are deemed beneficially owned by the holders of such equity awards and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. As of March 27, 2023, 202,590 Super Voting Shares and 112,761,904 Subordinate Voting Shares were issued and outstanding.

Super Voting Shares

	Super Voting Shares Beneficially Owned	Percentage of Super Voting Shares Beneficially Owned (%)

Robert Weakley	202,590	100.00%

Subordinate Voting Shares

	Subordinate Voting Shares Beneficially Owned	Percentage of Subordinate Voting Shares Beneficially Owned (%)
Directors and Named Executive Officers:
Ann Lawrence (1)	68,750	*
Mark Ainsworth (2)	1,557,265	1.36%
William Anton (3)	3,394,580	2.92%
Brian Shure (4)	32,639,534	22.97%
Jeff Monat (5)	93,750	*
Summer Frein (6)	68,750	*
All executive officers and directors as a group (6 persons)	37,772,629	25.65%

5% or Greater Stockholders:
George Allen (7)	26,728,608	19.23%
Geronimo Capital (8)	14,957,476	11.73%
The Hacienda Company	21,771,897	19.31%
Hannah Buchan (9)	21,771,897	19.31%
Beehouse Entities (10)	39,390,159	33.39%
Gregory Heyman (11)	39,440,159	33.41%
Merida Funds (12)	12,041,637	9.69%
Joseph P. Landy/Wagner Partners (13)	19,248,500	14.58%
Kevin McGrath (14)	10,929,968	8.84%
John F. Nickoll Marital Trust	10,375,242	8.28%
Benjamin Nickoll and Related Parties (15)	18,600,186	13.77%

Subordinate Voting Shares

_______________

*	Represents beneficial ownership of less than 1%.
(1)	Consists of Subordinate Voting Shares issuable upon the exercise of options held by Ms. Lawrence.
(2)	Consists of 1,019,765 Subordinate Voting Shares issuable upon redemption of Indus Redeemable Shares and 537,500 Subordinate Voting Shares issuable upon the exercise of options held by Mr. Ainsworth.
(3)

Includes 460,000 Subordinate Voting Shares issuable upon redemption of Indus Redeemable Shares and 103,750 Subordinate Voting Shares issuable upon the exercise of options held by Mr. Anton; and 1,026,095 Subordinate Voting Shares issuable upon the conversion of convertible debentures, 532,917 Subordinate Voting Shares issuable upon redemption of Indus Redeemable Shares and 1,271,818 Subordinate Voting Shares issuable upon the exercise of warrants held by Anton Enterprises, Inc. Mr. Anton is the president and sole stockholder of Anton Enterprises, Inc.

(4)

Includes 600,000 Subordinate Voting Shares issuable upon the exercise of options held by Mr. Shure; 1,882,000 outstanding Subordinate Voting Shares, 10,113,067 Subordinate Voting Shares issuable upon the conversion of convertible debentures and 11,054,067 Subordinate Voting Shares issuable upon the exercise of warrants held by Ambrose Capital Holdings, LP;  824,000 outstanding Subordinate Voting Shares, 2,121,695 Subordinate Voting Shares issuable upon the conversion of convertible debentures and 2,573,695 Subordinate Voting Shares issuable upon the exercise of warrants held by AMTG Holdings, LLLP; 184,800 outstanding Subordinate Voting Shares and 92,400 Subordinate Voting Shares issuable upon the exercise of warrants held by HSK Holdings, LLC; and 300,000 outstanding Subordinate Voting Shares and 2,744,034 Subordinate Voting Shares issuable upon the exercise of warrants held by the Brian K. Shure Charitable Trust Lead Annuity. Mr. Shure is the President of Ambrose Capital Partners, LLC, which is the general partner of Ambrose Capital Holdings, LP, President of AMTG Management, Inc., which is the general partner of AMTG Holdings, LLLP, Managing Member of HSK Holdings, LLC and the sole trustee of the Brian K. Shure Charitable Trust Lead Annuity.

(5)	Consists of Subordinate Voting Shares issuable upon the exercise of options held by Mr. Monat.
(6)	Consists of Subordinate Voting Shares issuable upon the exercise of options held by Ms. Frein.
(7)

Includes 1,965,675 Subordinate Voting Shares issuable upon the conversion of convertible debentures and 1,965,675 Subordinate Voting Shares issuable upon the exercise of warrants held by Geronimo Central Valley Opportunity Fund, LLC; 800,063 Subordinate Voting Shares issuable upon the conversion of convertible debentures and 800,063 Subordinate Voting Shares issuable upon the exercise of warrants held by Geronimo CVOF Manager, LLC; 7,328,738 Subordinate Voting Shares issuable upon the conversion of convertible debentures and 7,428,738 Subordinate Voting Shares issuable upon the exercise of warrants held by Geronimo Capital, LLC; 2,810,203 Subordinate Voting Shares issuable upon the conversion of convertible debentures and 2,810,203 Subordinate Voting Shares issuable upon the exercise of warrants held by the George Allen Revocable Trust; and 133,500 and 218,750 Subordinate Voting Shares issuable upon the exercise of warrants and options, respectively, held by Mr. Allen. Mr. Allen is the sole member of Geronimo Capital, LLC, the sole manager of Geronimo CVOF Manager, LLC and the sole trustee of the George Allen Revocable Trust. Geronimo CVOF Manager, LLC is the sole manager of Geronimo Central Valley Opportunity Fund, LLC.

(8)

Consists of 7,328,738 Subordinate Voting Shares issuable upon the conversion of convertible debentures and 7,328,738 Subordinate Voting Shares issuable upon the exercise of warrants held by Geronimo Capital, LLC.

(9)	Consists of 21,771,897 Subordinate Voting Shares held by The Hacienda Company, LLC (“Hacienda”). Ms. Buchan is the sole manager of Hacienda.
(10)

Consists of 21,771,897 Subordinate Voting Shares held by Hacienda and 12,394,762 outstanding Subordinate Voting Shares and 5,223,500 Subordinate Voting Shares issuable upon the exercise of warrants held by Beehouse Partners, LP (“Beehouse Partners”). Beehouse, LLC is the investment manager of two SPVs that collectively own a majority interest in Hacienda and is also the investment manager of Beehouse Partners. Beehouse Manager, LLC (together with Beehouse, LLC, the “Beehouse Entities”) is the manager of Beehouse, LLC.

(11)

Consists of the Subordinate Voting Shares beneficially owned by the Beehouse Entities and 50,000 Subordinate Voting Shares held by Mr. Heyman. Mr. Heyman is the sole and managing member of Beehouse Manager, LLC.

(12)

Reflects beneficial ownership of Merida Capital Partners QP LP, Merida Capital Partners III LP, Merida Capital Partners III Offshore and Merida Capital Partners III AI LP (the “Merida Funds”). Includes 5,159,437 Subordinate Voting Shares issuable upon the conversion of convertible debentures and 6,382,200 Subordinate Voting Shares issuable upon the exercise of warrants held by the Merida Funds.

(13)	Consists of 9,624,250 Subordinate Voting Shares issuable upon the conversion of a convertible debenture and 9,624,250 Subordinate Voting Shares issuable upon the exercise of warrants.
(14)

Consists of 5,015,984 Subordinate Voting Shares issuable upon the conversion of a convertible debenture and 5,150,984 Subordinate Voting Shares issuable upon the exercise of warrants held by Mr. McGrath.

(15)

Includes 5,037,621 Subordinate Voting Shares issuable upon the conversion of convertible debentures and 5,137,621 Subordinate Voting Shares issuable upon the exercise of warrants held by the John F. Nickoll Marital Trust; 2,645,688 Subordinate Voting Shares issuable upon the conversion of convertible debentures and 2,745,688 Subordinate Voting Shares issuable upon the exercise of warrants held by Kestrel Foundation; 1,116,784 Subordinate Voting Shares issuable upon the conversion of convertible debentures and 1,116,784 Subordinate Voting Shares issuable upon the exercise of warrants held by the Benjamin Nickoll Trust UWO Ann Nickoll; and 100,000 Subordinate Voting Shares issuable upon the exercise of warrants held by the Christine Armstrong. Mr. Nickoll is a trustee of each of the John F. Nickoll Marital Trust, the Kestrel Foundation and the Benjamin Nickoll Trust UWO Ann Nickoll. Christine Armstrong is Mr. Nickoll’s spouse.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2022, concerning our compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by stockholders (1)	9,646,500	$0.40	3,579,432
Equity compensation plans not approved by stockholders	-	-	-

____________

(1) In connection with the RTO, the Company assumed the 2016 stock incentive plan of Indus Holding Company and outstanding option awards thereunder became exercisable for Subordinate Voting Shares. Of the Company’s 10,068,500 outstanding awards on December 31, 2022, 422,000 were issued under the legacy 2016 stock incentive plan and the remainder were issued under the Company’s 2019 stock incentive plan. No further awards will be made pursuant to the 2016 stock incentive plan.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following includes a summary of transactions during our fiscal years ended December 31, 2022 and 2021 and one currently proposed transaction to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. Except as disclosed below, we are not otherwise a party to a current related party transaction and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Certain officers and directors of the Company purchased an aggregate of 2,900,000 Units pursuant to the PIPE transaction that closed on August 30, 2021 on the same terms as the other participants in the PIPE transaction.  Participation by such insiders of the Company in the PIPE transaction was approved by the disinterested directors of the Company.

Certain officers and directors purchased $2.3 million of convertible debentures during the third quarter of 2022 that matures on October 13, 2023. The terms of the convertible debentures were the same as other participants in the financing round and were approved by disinterested directors of the Company.

During October 2022, Cannaco Research Corporation, an existing customer, became a related party when Ms. Lawrence, a new member joined the Board of Directors. Total sales recognized for Cannaco Research Corporation for the years ended December 31, 2022 and 2021 were $274 and $117, respectively. For the years ended December 31, 2022 and 2021, cash collected from Cannaco Research Corporation was $223 and $93, respectively. In December, 2022, the Company entered into an agreement with Cannaco Research Corporation to lease approximately 2,000 square feet of warehouse space in Los Angeles to facilitate distribution services in the area. The lease is a 12 month storage agreement for the warehouse space. Total payments to Cannaco Research Corporation for the lease were $10 in the year ended December 31, 2022.

On March 15, 2023, we announced entering into a binding letter of intent with the Company's existing noteholders for the sale of the Lowell Smokes and 35s brands and associated intellectual property to Lowell Brands LLC ("BrandCo"), a newly formed Delaware limited liability company, and the assignment of the related license agreements and material contracts to BrandCo and in return the noteholders have agreed to forgive all indebtedness owing under the debentures, and cancel the related warrants to acquire an aggregate of approximately 212 million subordinate voting shares of the Company and the Company will issue approximately 100 million shares of the Company's subordinate voting shares to BrandCo representing no more than 49% of the issued and outstanding number of subordinate voting shares. We will retain the exclusive rights to utilize the brand in California for 42 months following the date of sale and will retain license revenue from Illinois, Massachusetts, Colorado and New Mexico for 6 months following the date of sale.

The proposed transaction is a related party transaction resulting from a proposal by George Allen. Geronimo Capital, LLC, an entity controlled by George Allen, Chairman of the Board who is also a “control person” of the Company (as such term is defined in applicable securities laws), is the collateral agent in respect of the 2020 Debentures and is also a “control person” of BrandCo. Brian Shure is also a collateral agent in respect of the 2020 Debentures and a “control person” of BrandCo. As such, the proposed transaction will constitute a “related party transaction” within the meaning of Multilateral Instrument 61-101 - Protection of Minority Shareholders in Special Transactions (“MI 61-101”). In the absence of exemptions, the Company would be required to obtain a formal valuation for, and minority shareholder approval of, the “related party transaction.” For the proposed transaction, the Company intends to rely on the exemption from the formal valuation requirements of MI 61-101 contained in section 5.5(b) of MI 61-101 on the basis that no securities of the Company are listed on a specified market set out in such section, and the Company intends to rely on the exemption from the minority shareholder approval requirements of MI 61-101 contained in Section 5.7(1)(e) of MI 61-101 on the basis of meeting the financial hardship exemption requirements.

The Special Committee, consisting solely of independent directors, who are independent of Mr. Allen, Geronimo Capital, LLC and Mr. Shure, evaluated the proposal from George Allen and Geronimo Capital and negotiated the terms of the proposed transaction. The Special Committee concluded that there were no viable alternatives available on commercially reasonable terms that would be likely to improve the financial situation of the Company.  The Special Committee, acting in good faith, determined that given the Company’s present circumstances as described above, the terms of the proposed transaction are reasonable, and the Company is eligible for the minority approval exemption of MI 61-101. The closing of the proposed transaction is subject to the negotiation and execution of the definitive deal documentation and the satisfaction of all applicable closing conditions.

Director Independence

Our Board of Directors includes Mark Ainsworth, William Anton, Brian Shure, Jeff Monat, Summer Frein and Ann Lawrence, of which all members except Mark Ainsworth, and Brian Shure are deemed to be independent. Mark Ainsworth and Brian Shure are not considered independent because of their executive positions with the Corporation. Although our securities are not listed on any U.S. national securities exchange, we use the definition of independence applied by the New York Stock Exchange (“NYSE”) to determine which directors are “independent.” We also use the definition of independence under NI 58-101.

None of the directors are presently directors of other reporting issuers.

Item 14. Principal Accountant Fees and Services

Aggregate fees billed by GreenGrowth CPAs for the years ended December 31, 2022, and December 31, 2021, are detailed in the table below.

	2022 ($)	2021 ($)
Audit Fees(1)	$129,560	$120,180
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$129,560	$120,180

_______________

(1)	Fees for audit service on an accrual basis.

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

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

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

2. Financial Statement Schedule: The following financial statement schedule Lowell Farms, Inc., for the fiscal years ended December 31, 2022 and 2021, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance	Charged to	(Deductions)	Balance
	Beginning	Costs and	Recoveries/	End of
(in thousands)	of Year	Expenses	Other	Year
Allowance for doubtful accounts:
Year Ended December 31, 2022	$1,139	$517	$(603)	$1,053
Year Ended December 31, 2021	$1,389	$870	$(1,120)	$1,139

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

10.10	Indus Holding Company 2016 Stock Incentive Plan (1) (3)
10.11	Indus Holdings, Inc. 2019 Stock and Incentive Plan (1) (3)
10.12	Purchase Agreement dated as of June 29, 2021, among Lowell SR LLC, Lowell Farms Inc., Michael Gregory, C Quadrant LLC, AMAG Holdings LLC and Michael Gregory, as representative.(4)
10.13	Loan Agreement dated as of June 29, 2021 between Viridescent Realty Trust, Inc. and Lowell SR LLC. (4)
10.14	Form of PIPE Subscription Agreement. (5)
10.15	Form of PIPE Warrant. (5)
10.16	Form of Subscription Agreement (7)
10.17	Form of Debenture (7)
10.18	Form of Company Warrant (7)
10.19	Form of Indus Warrant (7)
21.1	Subsidiaries of Lowell Farms Inc. (2)
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

(7)	Incorporated by reference from the Form 8-K filed on August 19, 2022.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2023.

LOWELL FARMS, INC.

Date: March 30, 2023	By:	/s/ Mark Ainsworth
Mark Ainsworth
Chief Executive Officer (principal executive officer) and Director

Date: March 30, 2023	By:	/s/ Brian Shure
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

Date: March 30, 2023	By:	/s/ Ann Lawrence
Ann Lawrence
Chairperson

Date: March 30, 2023	By:	/s/ William Anton
William Anton
Director

Date: March 30, 2023	By:	/s/ Summer Frein
Summer Frein
Director

Date: March 30, 2023	By:	/s/ Jeffrey Monat
Jeffrey Monat
Director

Date: March 30, 2023	By:	/s/ Mark Ainsworth
Mark Ainsworth
Chief Executive Officer (principal executive officer) and Director

Date: March 30, 2023	By:	/s/ Brian Shure
Brian Shure
Executive Vice President, Finance and Chief Financial Officer (principal financial and accounting officer) and Director

