Form 10-Q
period 2023-03-31
Lowell Farms Inc.
filed 2023-05-12
CIK 1838128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-56254

LOWELL FARMS INC.
(Exact name of Registrant as Specified in its Charter)

British Columbia, Canada	87-3037317
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19 Quail Run Circle - Suite B, Salinas, California	93907
(Address of Principal Executive Offices)	(Zip Code)

(831) 998-8214

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

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

There were 112,761,904 shares of the Registrant’s Subordinate Voting Shares outstanding as of May 11, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LOWELL FARMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,294	$1,098
Accounts Receivable - net of allowance for doubtful accounts of $953 and $1,053 at March 31, 2023 and December 31, 2022, respectively.	2,838	4,163
Inventory	10,084	10,779
Prepaid expenses and other current assets	1,207	1,522
Total current assets	15,423	17,562
Property and equipment, net	30,792	31,284
Right of use assets, net	25,367	27,362
Other intangibles, net	42,101	42,202
Other assets	412	413

Total assets	$114,095	$118,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,442	$2,307
Accrued payroll and benefits	432	350
Notes payable, current portion	273	282
Lease obligation, current portion	2,464	2,659
Convertible debentures	21,626	21,398
Other current liabilities	3,550	3,654
Total current liabilities	31,787	30,650
Notes payable	2	3
Lease obligation	29,505	31,340
Convertible debentures	-	-
Mortgage obligation	8,664	8,713
Total liabilities	69,958	70,706
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Share capital	191,802	191,742
Accumulated deficit	(147,665)	(143,625)
Total stockholders’ equity	44,137	48,117

Total liabilities and stockholders’ equity	$114,095	$118,823

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Net revenue	$7,526	$12,409
Cost of goods sold	7,394	10,835

Gross profit	132	1,574

Operating expenses
General and administrative	1,624	2,164
Sales and marketing	735	1,761
Depreciation and amortization	106	108
Total operating expenses	2,465	4,033

Loss from operations	(2,333)	(2,459)

Other income/(expense)
Other income (expense)	1	(143)
Unrealized change in fair value of investment	-	(70)
Interest expense	(1,659)	(1,310)
Total other income (expense)	(1,658)	(1,523)

Loss before provision for income taxes	(3,991)	(3,982)
Provision for income taxes	49	75
Net loss	$(4,040)	$(4,057)

Net loss per share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)
Weighted average shares outstanding:
Basic	121,770	100,118
Diluted	121,770	100,118

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited) (in thousands)

(in thousands)	Three Months Ended March 31, 2023
	Subordinate	Super			Total
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2022	121,770	203	$191,742	$(143,625)	$48,117
Net loss	-	-	-	(4,040)	(4,040)
Share-based compensation expense	-	-	60	-	60
Balance-March 31, 2023	121,770	203	$191,802	$(147,665)	$44,137

	Three Months Ended March 31, 2022
	Subordinate	Super			Total
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2021	111,806	203	$189,368	$(119,061)	$70,307
Net income	-	-	-	(4,057)	(4,057)
Share-based compensation expense	220	-	161	-	161
Balance-March 31, 2022	112,026	203	$189,529	$(123,118)	$66,411

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	Three Months Ended
	March 31,	March 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(4,040)	$(4,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,196	1,511
Amortization of debt issuance costs	249	226
Share-based compensation expense	60	161
Provision for doubtful accounts	88	243
Unrealized loss on change in fair value of investments	-	70
Changes in operating assets and liabilities:
Accounts receivable	1,237	2,335
Inventory	695	(2,464)
Prepaid expenses and other current assets	315	(726)
Other assets	1	-
Accounts payable and accrued expenses	1,111	1,827
Net cash provided by (used in) operating activities	$912	$(874)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(29)	(483)
Net cash used in investing activities	$(29)	$(483)
CASH FLOW FROM FINANCING ACTIVITIES
Principal payments on lease obligations	(608)	(586)
Payments on notes payable	(79)	(58)
Net cash used in financing activities	$(687)	$(644)

Change in cash and cash equivalents	196	(2,001)
Cash and cash equivalents-beginning of year	1,098	7,887
Cash, cash equivalents -end of period	$1,294	$5,886

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$821	$1,018
Cash paid during the period for income taxes	$-	$268

OTHER NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment not yet paid for	$8	$79

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by Lowell Farms Inc. (the “Company” or “Lowell”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Form 10-K filed for the year ended December 31, 2022. There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2023.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all intercompany balances and transactions.

The condensed consolidated balance sheet at December 31, 2022, has been derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.

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

The global COVID-19 pandemic impacted the operations and purchasing decisions of companies worldwide. It also created significant uncertainty in the global economy. The Company has undertaken measures to protect its employees, partners, customers, and vendors. To date, the Company has been able to provide uninterrupted access to its products and services, including certain employees that are working remotely, and its pre-existing infrastructure that supports secure access to the Company’s internal systems. If the COVID-19 pandemic were to have an increased forward-looking impact on the productivity of the Company’s employees or its partners’ or customers’ decision to use the Company’s products and services, the results of the Company’s operations and overall financial performance may be adversely impacted. As of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance that would require updates to the Company’s estimates and judgments or revisions to the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the financial statements.

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

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets were comprised of the following items:

	March 31,	December 31,
(in thousands)	2023	2022
Deposits	$612	$595
Insurance	163	235
Supplier advances	155	375
Interest and taxes	34	69
Licenses and payments	203	146
Other	40	102
Total prepaid and other current assets	$1,207	$1,522

3. INVENTORY

Inventory was comprised of the following items:

	March 31,	December 31,
(in thousands)	2023	2022
Raw materials	$7,430	$7,431
Work in process	654	940
Finished goods	2,000	2,408
Total inventory	$10,084	$10,779

4.  Other current liabilities

Other current liabilities were comprised of the following items:

	March 31,	December 31,
(in thousands)	2023	2022
Interest and tax accrual	$1,448	$921
Equipment Purchase Accrual	724	724
ERC Commission Accrual	441	441
Excise and cannabis tax	278	948
Accrued Discounts and Promotions	125	97
Insurance and professional fee accrual	77	158
Third-party brand distribution accrual	46	17
Other	411	348
Total other current liabilities	$3,550	$3,654

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

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. PROPERTY AND EQUIPMENT

A reconciliation of the beginning and ending balances of property and equipment and accumulated depreciation during the three months ended March 31, 2023 and property and equipment, net as of December 31, 2022, are as follows:

	Land and	Leasehold	Furniture			Construction	Right of
(in thousands)	Buildings	Improvements	and Fixtures	Equipment	Vehicles	in Process	Use Assets	Total
Costs
Balance-December 31, 2022	$15,719	$12,437	$50	$6,499	$830	$35	$37,081	$72,651
Additions	-	29	-	-	-	-	-	29
Disposals	-	-	-	-	-	-	-	-
Lease remeasurement	-	-	-	-	-	-	(1,422)	(1,422)
Balance - March 31, 2023	$15,719	$12,466	$50	$6,499	$830	$35	$35,659	$71,258

Accumulated Depreciation
Balance - December 31, 2022	$(315)	$(1,815)	$(49)	$(1,498)	$(608)	$-	$(9,719)	$(14,004)
Depreciation	(53)	(216)	-	(217)	(36)	-	(573)	(1,095)
Balance - March 31, 2023	$(368)	$(2,031)	$(49)	$(1,715)	$(644)	$-	$(10,292)	$(15,099)

Net Book Value - March 31, 2023	$15,351	$10,435	$1	$4,784	$186	$35	$25,367	$56,159

Net Book Value - December 31, 2022	$15,404	$10,621	$1	$5,001	$222	$35	$27,362	$58,646

Construction in process represents assets under construction related to cultivation, manufacturing, and distribution facilities not yet completed or otherwise not placed in service.

Depreciation expense of $1,095 and $1,429 were recorded for the three months ended March 31, 2023 and 2022, respectively, of which $1,069 and $1,260 respectively, were included in cost of goods sold. Depreciation expense of $0 and $143 was also recorded in other income (expense) for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023, the Company renegotiated the monthly payments on certain leases for its facilities. These revised leases resulted in a remeasurement of both the right of use asset and lease liability of $1,422.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Other Intangible Assets

A reconciliation of the beginning and ending balances of intangible assets and accumulated amortization during the three months ended March 31, 2023 and intangible assets, net as of December 31, 2022, are as follows:

	Definite Life Intangibles		Indefinite Life Intangibles
	Technology/	Acquired	Brands &
(in thousands)	Know How	Purchase Rights	Tradenames	Total
Costs
Balance-December 31, 2022	$3,258	$1,800	$37,707	$42,765
Business acquisition	-	-	-	-
Agreement termination	-	-	-	-
Balance-March 31, 2023	$3,258	$1,800	$37,707	$42,765

Accumulated Amortization
Balance-December 31, 2022	$(535)	$(28)	$-	$(563)
Amortization	(80)	(21)	-	(101)
Balance-March 31, 2023	$(615)	$(49)	$-	$(664)

Net Book Value
December 31, 2022	$2,723	$1,772	$37,707	$42,202
Net Book Value
March 31, 2023	$2,643	$1,751	$37,707	$42,101

Intangible assets with finite lives are amortized over their estimated useful lives. Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition. The Company recorded amortization expense of $101 and $82 for the three months ended March 31, 2023, and 2022, respectively.

The Company estimates that amortization expense for our existing other intangible assets will average $399 annually for the next five fiscal years. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. SHAREHOLDERS’ EQUITY

Shares Outstanding

The table below details the change in Company shares outstanding by class during the three months ended March 31, 2023:

	Subordinate	Super
(in thousands)	Voting Shares	Voting Shares
Balance-December 31, 2022	121,770	203
Balance-March 31, 2023	121,770	203

Warrants

A reconciliation of the beginning and ending balances of warrants outstanding is as follows:

(in thousands)
Balance-December 31, 2022	173,435
Balance-March 31, 2023	173,435

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. DEBT

Debt at March 31, 2023 and December 31, 2022, was comprised of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Current portion of long-term debt
Vehicle loans(1)	$11	$15
Mortgage payable(2)	262	257
Note payable	-	10
Convertible debenture(3)	21,626	21,398
Total short-term debt	21,899	21,680

Long-term debt, net
Vehicle loans(1)	2	3
Mortgage payable(2)	8,664	8,713
Total long-term debt	8,666	8,716
Total Indebtedness	$30,565	$30,396
______________________
(1) Primarily fixed term loans on transportation vehicles. Weighted average interest rate at March 31, 2023 and December 31, 2022 was 6.3% and 6.4%, respectively.

(2) Mortgage payable associated with the acquired processing facility. Weighted average interest rate at March 31, 2023 and December 31, 2022 was 12.5%. Net of deferred financing costs as of March 31, 2023 and December 31, 2022 of $274 and $296, respectively.

(3) Net of deferred financing costs at March 31, 2023 and December 31, 2022 of $532 and $759, respectively.

Stated maturities of debt obligations are as follows as of March 31, 2023:

March 31,
(in thousands)	2023
Balance of 2023	$22,361
2024	290
2025	330
2026	8,390
Total debt obligations	$31,371

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. LEASES

A reconciliation of lease obligations for the three months ended March 31, 2023, is as follows:

(in thousands)
Lease obligation
December 31, 2022	$33,999
Lease principal payments	(608)
Lease remeasurement	(1,422)
March 31, 2023	$31,969

All extension options that are reasonably certain to be exercised have been included in the measurement of lease obligations. The Company reassesses the likelihood of extension option exercise if there is a significant event or change in circumstances within its control.

Current and long-term portions of lease obligations at March 31, 2023 and December 31, 2022, are as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Lease obligation, current portion	$2,464	$2,659
Lease obligation, long-term portion	29,505	31,340
Total	$31,969	$33,999

The key assumptions used in accounting for leases as of March 31, 2023 were a weighted average remaining lease term of 14.9 years and a weighted average discount rate of 6.0%.

The key assumptions used in accounting for leases as of December 31, 2022 were a weighted average remaining lease term of 14.6 years and a weighted average discount rate of 6.0%.

The components of lease expense for the three months ended March 31, 2023 and 2022, are as follows:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2023	2022
Amortization of leased assets (1)	$573	$817
Interest on lease liabilities (2)	500	573
Total	$1,073	$1,390

1) Included in cost of goods sold, general and administrative and other income/expense in the Condensed Consolidated Statements of Income (Loss).

2) Included in interest expense in the Condensed Consolidated Statements of Income (Loss).

The future lease payments with initial remaining terms in excess of one year as of March 31, 2023 were as follows:

(in thousands)	March 31, 2023
Balance of 2023	$3,298
2024	3,800
2025	2,993
2026	2,938
2027 and beyond	36,621
Total lease payments	49,650
Less imputed interest	(17,680)
Total	$31,970

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. SHARE-BASED COMPENSATION

During 2019 the Company’s Board of Directors (the "Board"), adopted the 2019 Stock and Incentive Plan (the “Plan”), which was amended in April 2020 and March 2021. The Plan permits the issuance of stock options, stock appreciation rights, stock awards, share units, performance shares, performance units and other stock-based awards, and, as of March 31, 2023, 13.2 million shares have been authorized to be issued under the Plan and 5 million shares are available for future grants. The Plan provides for the grant of options as either non-statutory stock options or incentive stock options and restricted stock units to employees, officers, directors, and consultants of the Company to attract and retain persons of ability to perform services for the Company and to reward such individuals who contribute to the achievement by the Company of its economic objectives. The awards granted generally vest in 25% increments over a four-year period and option awards expire 6 years from grant date.

The Plan is administered by the Board or a committee appointed by the Board, which determines the persons to whom the awards will be granted, the type of awards to be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

No grants were made to employees during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company granted shares to certain employees as compensation for services. These shares were accounted for in accordance with ASC 718 - Compensation - Stock Compensation. The Company amortizes awards over the service period and until awards are fully vested.

For the three months ended March 31, 2023 and 2022, share-based compensation expense was as follows:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2023	2022
Cost of goods sold	$-	$-
General and administrative expense	60	161
Total share-based compensation	$60	$161

The following table summarizes the status of stock option grants and unvested awards at and for the three months ended March 31, 2023:

	Stock	Weighted-Average	Weighted Average Remaining	Aggregate
(in thousands except per share amounts)	Options	Exercise Price	Contractual Life	Intrinsic Value

Outstanding-December 31, 2022	10,069	$0.47	4.6	$-

Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(1,462)	0.37	-	-
Outstanding-March 31, 2023	8,607	$0.49	4.6	-

Exercisable-March 31, 2023	4,164	$0.68	3.8	$-

Vested and expected to vest-March 31, 2023	8,607	$0.49	4.6	$-

The weighted-average fair value of options granted during the three months ended March 31, 2022, estimated as of the grant date were $0.31. As of March 31, 2023, there was $437 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the status of restricted stock unit (“RSU”) grants and unvested awards at and for the three months ended March 31, 2023:

		Weighted-Average
(in thousands)	RSUs	Fair Value

Outstanding-December 31, 2022	208	$1.1

Granted	-	-
Vested	-	-
Cancelled	(80)	1.1
Outstanding-March 31, 2023	128	$1.1

As of March 31, 2023, there was $63 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 6 months.

For the three months ended March 31, 2022, the fair value of the stock options granted were determined using the Black-Scholes option-pricing model with the following weighted average assumptions at the time of grant. No options were granted for the three months ended March 31, 2023. No RSUs were granted for the three months ended March 31, 2023 or March 31, 2022.

Stock Options

Three Months Ended
March 31,
2022
Expected volatility	50%
Dividend yield	0%
Risk-free interest rate	1.01%
Expected term in years	4.50

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. INCOME TAXES

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

The provision for income tax expense for the three months ended March 31, 2023, was $49, representing an effective tax rate of -1.24%, compared to an income tax expense of $75 for the three months ended March 31 , 2022, representing an effective tax rate of -1.88%.

12. NET INCOME (LOSS) PER SHARE

Net income (loss) per share represents the net earnings/loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis was as follows:

	Three Months Ended
	March 31,	March 31,
(in thousands except per share amounts)	2023	2022
Net loss	$(4,040)	$(4,057)

Net loss per share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)
Weighted average shares outstanding:
Basic	121,770	100,118
Diluted	121,770	100,118

Weighted average potentially diluted shares (1):
Basic shares	121,770	100,118
Diluted shares	121,770	100,118

(1) For the above net loss periods, the inclusion of options, warrants, convertible debentures and restricted stock units in the calculation of diluted earnings per share would be anti-dilutive, and accordingly, were excluded from the diluted loss per share calculation.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. FAIR VALUE MEASUREMENTS

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

At March 31, 2023 and December 31, 2022 the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments.

The carrying value of the Company’s debt approximates fair value based on current market rates (Level 2).

Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described above in the Notes to Condensed Consolidated Financial Statements, which are considered a Level 3 measurement.

14. COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2023, the Company has entered into purchase commitments for additional manufacturing equipment. Of the total remaining purchase commitment of $2.9 million, approximately $0.8 million is accrued but unpaid within Other Current Liabilities on the Consolidated Balance Sheet and the remaining purchase commitment of $2.2 million is due in 2023 as the equipment is manufactured and delivered.

Contingencies

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulation as of March 31, 2023, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future.

The Company is being audited by the IRS for years 2019 and 2020 and may be subject to additional taxes, penalties and interest.

Litigation and Claims

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates are an adverse party or have a material interest adverse to the Company’s interest.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended March 31, 2023 and 2022, general and administrative expenses were comprised of:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2023	2022
Salaries and benefits	$929	$970
Professional fees	163	259
Share-based compensation	60	161
Insurance	271	345
Administrative	201	429
Total general and administrative expenses	$1,624	$2,164

16. RELATED-PARTY TRANSACTIONS

Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.

During October 2022, Cannaco Research Corporation, an existing customer, became a related party when a new member joined the Board of Directors. Total sales recognized for Cannaco Research Corporation for the three months ended March 31, 2023 and 2022 were $93 and $36, respectively. For the three months ended March 31, 2023 and 2022, cash collected from Cannaco Research Corporation was $139 and $26, respectively. In December, 2022, the Company entered into an agreement with Cannaco Research Corporation to lease approximately 2,000 square feet of warehouse space in Los Angeles to facilitate distribution services in the area. The lease is a 12 month storage agreement for the warehouse space. Total payments to Cannaco Research Corporation for the lease were $0 in the three months ended March 31, 2023.

17.  SEGMENT INFORMATION

The Company’s operations are comprised of a single reporting segment engaged in the production and sale of cannabis products in the United States. As the operations comprise a single reporting segment, amounts disclosed in the financial statements also represent a single reporting segment.

18.  SUBSEQUENT EVENTS

The Company has evaluated other potential subsequent events through May 11, 2023, the date the financial statements were available to be issued. No material subsequent events were identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company is for the three months ended March 31, 2023 and 2022. It is supplemental to, and should be read in conjunction with, the Company’s consolidated financial statements and the accompanying notes for the year ended December 31, 2022. All dollar amounts in this MD&A are expressed in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward- looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Form 10-K for the year ended December 31, 2022, (the “Form 10-K”). Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available after the date of this Quarterly Report on Form 10-Q. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

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

The Lowell Herb Co. and Lowell Smokes brands were acquired in a business acquisition during 2021. Our remaining brands were developed prior to such acquisition.

We exclusively manufacture and distribute Dr. May tinctures and topicals and distribute Nfuzed gummies in California and provide third-party extraction processing and distribution services and bulk extraction concentrates and flower to licensed manufacturers and distributors.

Proposed Debt Settlement, Asset Sale and Financing

On March 15, 2023, we announced entering into a binding letter of intent (the “LOI”) with the Company's existing noteholders of the Company's convertible debentures for the sale of the Lowell Smokes and 35s brands and associated intellectual property to BrandCo, a newly formed Delaware limited liability company, and the assignment of the related license agreements and material contracts to BrandCo and in return the noteholders have agreed to forgive all indebtedness owing under the debentures, and cancel the related warrants to acquire an aggregate of approximately 212 million subordinate voting shares of the Company and the Company will issue approximately 100 million shares of the Company's subordinate voting shares to BrandCo representing no more than 49% of the issued and outstanding number of subordinate voting shares.

The Company will receive a 15% royalty on net revenue received by Lowell brands in connection with the assigned contracts. The Company will receive a 42 month exclusive license agreement to use the “Lowell Smokes” and “35s” brands within California and will retain license revenue in Illinois, Massachusetts, Colorado, New Mexico and Arizona for six months following the closing of the sale. As of the date of this report, the deal has not been closed. The closing of the proposed transaction is subject to the negotiation and execution of the definitive deal documentation and the satisfaction of all applicable closing conditions.

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

The first harvest was in the third quarter of calendar year 2017. In 2021 we completed a series of facility upgrades to our greenhouses and supporting infrastructure, which increased facility output approximately four times from that generated in 2019. These facility improvements include separate grow rooms configured with drop-shades, supplemental lighting, upgraded electrical capability with environmental controls and automated fertigation, and raised gutter height in two of the greenhouses. We harvested approximately 17,000, 32,000 and 34,000 pounds of flower in 2020, 2021 and 2022, respectively, and are currently projecting to harvest roughly 33,000 pounds in 2023 as a result of these facility upgrades and improvements. We have invested approximately $8.1 million in our greenhouse renovations to date. Ongoing renovations and improvements to the greenhouses are expected to further reduce unit costs of cultivation and make available additional cannabis flower and feedstocks for our extraction and processing, packaging and distribution operations. We are also focusing on labor saving mechanisms and reducing nutrient inputs in the cultivation process.

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

Distribution and Distribution Services

We have a primary distribution center, warehouse and packing facility located in Salinas, California and a warehouse depot in Los Angeles, California. We provide physical warehousing and delivery to retail dispensary customers throughout the State of California for our manufactured products as well as third-party branded products distributed on behalf of other licensed product manufacturers. Deliveries are made daily to over 80% of the licensed dispensaries in California utilizing a fleet of 20 owned and leased vehicles. We provide warehousing, delivery, customer service and collection services for select third-party brands.

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

Sources, Pricing and Availability of Raw Materials, Component Parts or Finished Products

We presently source flower for sale primarily from our cultivation facility. We have developed relationships with local cannabis growers whereby flower quantities are readily available at competitive prices should the sourcing need arise. We source our biomass needs in extraction from our cultivation facility and from third-party suppliers. Additional biomass material is readily available from multiple sources at competitive prices. Lowell Farms manufactures substantially all cannabis oil and distillate needs from its internal extraction operations. A small amount of specialized cannabis oil is procured from multiple external sources at competitive prices. Lowell Farms manufactures all finished goods for its proprietary brands. Third-party distributed brand product is sourced directly from third-party partners.

Reconciliations of Non-GAAP Financial and Performance Measures

The Company has provided certain supplemental non-GAAP financial measures in this MD&A. Where the Company has provided such non-GAAP financial measures, we have also provided a reconciliation below to the most comparable GAAP financial measure. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should only be considered in conjunction with, the GAAP financial measures presented herein.

In this MD&A, reference is made to adjusted EBITDA and working capital which are not measures of financial performance under GAAP. The Company calculates each as follows:

 EBITDA is net income (loss), excluding the effects of income taxes (recovery); net interest expense; depreciation and amortization; and adjusted EBITDA also includes unrealized foreign currency gains/losses; share-based compensation expense; and other transactional and special expenses, such as out-of-period insurance and tax recoveries and acquisition costs and expenses related to the markup of acquired finished goods inventory, which are inconsistent in amount and frequency and are not what we consider as typical of our continuing operations. Management believes this measure provides useful information as it is a commonly used measure in the capital markets and as it is a close proxy for repeatable cash generated by operations. We use adjusted EBITDA internally to understand, manage, make operating decisions related to cash flow generated from operations and evaluate our business. In addition, we use adjusted EBITDA to help plan and forecast future periods.

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

These measures are not necessarily comparable to similarly titled measures used by other companies.

The table below reconciles Net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2023	2022
Net loss	$(4,040)	$(4,057)
Interest expense	1,659	1,310
Provision for income taxes	49	75
Depreciation and amortization in cost of goods sold	1,090	1,260
Depreciation and amortization in operating expenses	106	108
Depreciation and amortization in other income (expense)	-	143
EBITDA(1)	(1,136)	(1,161)
Investment and currency (gains)/ losses	-	70
Share-based compensation	60	161
Transaction and other special charges	-	30
Adjusted EBITDA(1)	$(1,076)	$(900)

__________________

(1)Non-GAAP measure

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

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

The Company classifies its revenues into the following major categories: Consumer Packaged Goods (“CPG”) revenue, Bulk revenue, LFS revenue, and Licensing revenue.

•	CPG products are primarily sales of proprietary brands of the Company.

•	Bulk product includes revenue from flower, biomass and distillates sales.

•	LFS revenue is related to our processing facility that provides drying, bucking, trimming, sorting, grading, packaging services and third-party bulk flower sales.

•	Licensing revenue includes fees from licensing the Lowell Smokes brand and sales of packaging and support services associated with non-California based activities.

Previously the Company categorized its revenues as owned, agency and distributed brands and has reclassified the prior period categorization to conform with current period presentation.

Revenue by Category

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2023	2022	$ Change	% Change
CPG	$4,659	$9,077	$(4,418)	-49%
Bulk	2,530	1,758	772	44%
Lowell Farm Services	115	851	(736)	-86%
Licensing	222	723	(501)	-69%
Net revenue	$7,526	$12,409	$(4,883)	-39%

CPG revenues decreased $4.4 million for the three months ended March 31, 2023, compared to the same period of the prior year, primarily as a result of lower packaged flower, concentrates and edible sales. Lowell brand revenues for the three months ended March 31, 2023 were $3.9 million and represented 84% of CPG revenues compared to $5.0 million in revenue and 55% of CPG sales in the same period in the prior year. Included in Lowell brand revenues was $0.9 million of Lowell 35s revenues which launched during the third quarter of 2022. The decline in CPG revenues from the prior year was primarily driven by declines in the sales of House Weed which decreased $2.4 million in the three months ended March 31, 2023 compared to the same period last year. The drop in House Weed sales was driven by declines across packaged flower, vapes and concentrates.

Bulk sales increased $0.8 million in the three months ended March 31, 2023 compared to the same period in the prior year. The increase in revenue in the current period reflects a 28% increase in total pounds sold but a 4% decrease in price per pound from the change in product mix during the two compared periods. Comparing premium quality bulk flower sales, price per pound is up 14% in the three months ended March 31, 2023 compared to the same period in the prior year while pounds sold declined 22% over the same period, partially driven by adverse weather that impacted harvests in the current period. During the previously reported financial results for the period ended March 31, 2022, approximately $0.5 million of third-party bulk flower sales was included in bulk sales. In the currently presented comparisons of the two periods, third-party bulk flower sales are presented within LFS revenue, which is consistent with how the Company analyzes bulk and LFS sales.

LFS and licensing revenues generated $0.1 million and $0.2 million in the three months ended March 31, 2023, respectively, compared to generating $0.9 million and $0.7 million in the same period of the prior year, respectively. The decline in LFS revenue was driven by a reduction in third-party bulk sales while the decline in licensing revenue was driven by lower packaging sales to licensees.

Cost of Sales, Gross Profit and Gross Margin

Cost of goods sold consist of direct and indirect costs of production processing and distribution, and includes amounts paid for direct labor, raw materials, packaging, operating supplies, and allocated overhead, which includes allocations of right of use asset depreciation, insurance, managerial salaries, utilities, and other expenses, such as employee training, cultivation taxes and product testing. The Company manufactures for a few brands and processes for cultivators that do not have the capability, licensing or capacity to process their own products. The fees earned for these activities absorb fixed overhead in manufacturing and generates service revenue. Our focus in 2023 is on Lowell 35s, flower and on processing owned and third-party product and on identifying new distributed brand agreements with favorable economic terms.

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022:

	Three Months Ended
	March 31,	March 31,	Change
(in thousands)	2023	2022	$	%
Net revenue	$7,526	$12,409	$(4,883)	-39%
Cost of goods sold	7,394	10,835	(3,441)	-32%
Gross profit	$132	$1,574	$(1,442)	-92%
Gross margin	1.8%	12.7%

Gross margin was 1.8% and 12.7% in the three months ended March 31, 2023 and 2022, respectively. The change between periods in gross profit and gross margin is primarily due to lower CPG volumes generating high fixed costs per unit including declines in non-Lowell brand revenues.

We expect to realize improved gross margin throughout the remainder of 2023 as we continue to sell Lowell 35s to new and existing customers and as we continue to capitalize on operating efficiencies implemented at the end of 2022 and during the three months ended March 31, 2023.

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022:

	Three Months Ended
	March 31,	March 31,	Change
(in thousands)	2023	2022	$	%
Total operating expenses	$2,465	$4,033	$(1,568)	-39%
% of net revenue	33%	33%

Total operating expenses decreased $1.6 million for the three months ended March 31, 2023 compared to the same period of the prior year, primarily reflecting headcount reductions between years, operating efficiencies and fewer professional fees incurred. Operating expenses were consistent as a percentage of net revenue at 33% for the three months ended March 31, 2023 and 2022.

 Other Income (Expense)

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022:

	Three Months Ended
	March 31,	March 31,	Change
(in thousands)	2023	2022	$	%
Total other income (expense)	$(1,658)	$(1,523)	$(135)	9%
% of net revenue	-22%	-12%

Other expense increased $0.1 million for the three months ended March 31, 2023 compared to the same period of the prior year from a reduction in unrealized investment and currency losses.

 Net Loss

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022:

	Three Months Ended
	March 31,	March 31,	Change
(in thousands)	2023	2022	$	%
Net loss	$(4,040)	$(4,057)	$17	0%

Net loss was $4.0 million in the quarter ended March 31, 2023, compared to net loss of $4.1 million for the same period of the prior year as a result of the factors noted above.

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

At March 31, 2023, we had $1.3 million in cash and cash equivalents and ($16.3) million of working capital, compared to $1.1 million of cash and cash equivalents and ($13.1) million of working capital at December 31, 2022. For both March 31, 2023 and December 31, 2022, included in working capital is $22.2 million of convertible debentures that mature on October 12, 2023. Refer to "Proposed Debt Settlement, Asset Sale and Financing" for further discussion on the convertible debentures.

The Company is focused on improving its balance sheet by improving accounts receivable collections, right-sizing inventories and increasing gross profits. We have taken a number of steps to improve our cash position and to continue to fund operations and capital expenditures including:

•	Accelerated cultivation facility renovations which resulted in an increase in flower and trim output;

•	Focusing on collection of principal balances only. Effective in 2023, excise tax is assessed to retailers which will simplify accounts receivable management;

•	Developed new cultivation genetics focused on increasing yields and potency;

•	Scaled back our investment in and support for non-core brands;

•	Focused marketing and brand development activities on significantly growing the Lowell brands;

•	Restructured our organization and identified operating, selling and administrative expense cost efficiencies;

•	Developed LFS, which commenced operations in the third quarter of 2021 to add revenue and cash flow generation;

•	Licensed the Lowell Smokes brand through affiliations with Ascend Wellness LLC in Illinois and Massachusetts, with Schwazze in Colorado and New Mexico, and with The Pharm in Arizona;

•	In 2022 we reduced headcount and significantly decreased our seasonal workforce as we focus on necessary infrastructure to support our current operations;

•	Actively evaluating and re-negotiating leases on facility space, including leasing more economically feasible facilities in Los Angeles; and

•	Signed a letter of intent for asset sales and financing. Refer to “Proposed Debt Settlement, Asset Sale and Financing.”

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the condensed interim consolidated financial statements of the Company for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,	March 31,	Change
(in thousands)	2023	2022	$	%
Net cash provided by (used in) operating activities	$912	$(874)	$1,786	204%
Net cash used in investing activities	(29)	(483)	454	94%
Net cash used in financing activities	(687)	(644)	(43)	-7%
Change in cash and cash equivalents	$196	$(2,001)	$2,197	110%

Cash used in operating activities

Net cash provided by operating activities was $0.9 million for the three months ended March 31, 2023, a $1.7 million improvement, or 204%, compared to the three months ended March 31, 2022. The change was primarily driven by a reduction in depreciation and amortization expense of $0.3 million and inventory decreasing by $0.7 million in the three months ended March 31, 2023 compared to increasing $2.5 million in the same period of the prior year, reflecting improved management of inventory levels to support the current period.

Cash used in investing activities

Net cash used in investing activities was $0.03 million for the three months ended March 31, 2023, a favorable decrease in cash used of $0.4 million or 94%, compared to the same period of the prior year. The decrease was from a reduction in purchases of property and equipment.

Cash used in financing activities

Net cash used in financing activities was $0.7 million for the three months ended March 31, 2023, an increase in cash used in financing activities of $0.04 million compared to the same period of the prior year. The change was due to increased payments on lease obligations and notes payable in the current period.

Working Capital and Cash on Hand

The following table presents the Company’s cash on hand and working capital position as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,	Change
(in thousands)	2023	2022	$	%
Working capital(1)	$(16,364)	$(13,088)	$(3,276)	-25.0%

Cash and cash equivalents	$1,294	$1,098	$196	17.9%

_________________

(1) Non-GAAP measure - see Non-GAAP Financial Measures in this MD&A. (Total current assets less total current liabilities)

At March 31, 2023, we had $1.3 million in cash and cash equivalents and ($16.4) million of working capital, compared to $1.1 million of cash and cash equivalents and ($13.1) million of working capital at December 31, 2022. The increase in cash and cash equivalents was primarily due to favorable changes in operating assets and liabilities.

The Company’s future working capital is expected to be significantly impacted by the growth in operations, increased cultivation output, and continuing margin improvement.

Refer to “Proposed Debt Settlement, Asset Sale and Financing” for further discussion on the LOI and planned financing activities. Upon closing of the planned transation, the Company believes that cash on hand and cash flows from operations will be adequate to meet our operational needs for the next 12 months. Without the deal closing, or without other financing arrangements if the deal does not close, there is no guarantee that our cash on hand and cash flows from operations will be adequate to meet our operational needs for the next 12 months.

CHANGES IN OR ADOPTION OF ACCOUNTING PRONOUNCEMENTS

This MD&A should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2022. Also see Note 1 to our condensed consolidated financial statements included in this Form 10-Q for changes of adoption of accounting pronouncements.

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

Credit Risk

•

Credit risk is the risk of a potential loss to the Company if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at March 31, 2023 and December 31, 2022 is the carrying amount of cash and cash equivalents and accounts receivable. All cash and cash equivalents are placed with U.S. and Canadian financial institutions.

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

•	In addition to the commitments outlined in Note 14, the Company has the following contractual obligations at March 31, 2023 and December 31, 2022:

	Maturity: < 1 Year
	March 31,	December 31,
(in thousands)	2023	2022
Accounts payable and Other accrued liabilities	$6,992	$5,961

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

SELECTED FINANCIAL DATA

Consolidated Financial Position	March 31,	December 31,
(in thousands)	2023	2022
Cash	$1,294	$1,098
Current assets	$15,423	$17,562
Property, plant and equipment, right of use assets, net	$56,159	$58,646
Total assets	$114,095	$118,823
Current liabilities	$31,787	$30,650
Working capital	$(16,364)	$(13,088)
Long-term notes payable including current portion	$275	$285
Capital lease obligations including current portion	$31,969	$33,999
Total stockholders’ equity	$44,137	$48,117

OUTSTANDING SHARE DATA

As of May 11, 2023, the Company had the following securities issued and outstanding:

Number of Shares
(in thousands)	(on an as converted basis)
Issued and Outstanding
Subordinate voting shares	112,762
Class B shares (1)	9,008
Super voting shares	203
Reserved for Issuance
Options	8,416
Restricted Stock Units	122
Warrants	22,912
Convertible debenture shares	106,275
Convertible debenture warrants	150,523
410,221

____________________

(1) Class B shares reserved for conversion to Subordinate voting shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the three months ended March 31, 2023.

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

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023 there were no unregistered sales of equity related securities identified, outside of those already reported.

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

LOWELL FARMS, INC.

Date: May 11, 2023	By:	/s/ Mark Ainsworth
Mark Ainsworth
Chief Executive Officer (principal executive officer)

Date: May 11, 2023	By:	/s/ Brian Shure
Brian Shure
Executive Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)

