Form 10-Q
period 2023-06-30
Lowell Farms Inc.
filed 2023-08-10
CIK 1838128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2023

or

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

There were 112,761,904 shares of the Registrant’s Subordinate Voting Shares outstanding as of August 9, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LOWELL FARMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$8,422	$1,098
Accounts receivable - net of allowance for doubtful accounts of $959 and $1,053 at June 30, 2023 and December 31, 2022, respectively.	2,683	4,163
Inventory	9,509	10,779
Prepaid expenses and other current assets	736	1,522
Total current assets	21,350	17,562
Property and equipment, net	14,772	31,284
Right of use assets, net	54,142	27,362
Other intangibles, net	41,999	42,202
Other assets	672	413

Total assets	$132,935	$118,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,074	$2,307
Accrued payroll and benefits	298	350
Notes payable, current portion	8	282
Lease obligation, current portion	1,592	2,659
Convertible debentures	21,854	21,398
Other current liabilities	3,770	3,654
Total current liabilities	30,596	30,650
Notes payable	1	3
Lease obligation	58,233	31,340
Mortgage obligation	-	8,713
Total liabilities	88,830	70,706
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Share capital	191,843	191,742
Accumulated deficit	(147,738)	(143,625)
Total stockholders’ equity	44,105	48,117

Total liabilities and stockholders’ equity	$132,935	$118,823

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net revenue	$7,032	$13,181	$14,558	$25,589
Cost of goods sold	7,373	11,687	14,767	22,522

Gross profit (loss)	(341)	1,494	(209)	3,067

Operating expenses
General and administrative	1,561	2,649	3,184	4,813
Sales and marketing	638	1,747	1,373	3,508
Depreciation and amortization	108	123	215	231
Total operating expenses	2,307	4,519	4,772	8,552

Loss from operations	(2,648)	(3,025)	(4,981)	(5,485)

Other income/(expense)
Other income (expense)	3,803	(156)	3,805	(295)
Unrealized change in fair value of investment	(27)	(36)	(28)	(107)
Interest expense	(1,151)	(1,337)	(2,810)	(2,649)
Total other income (expense)	2,625	(1,529)	967	(3,051)

Loss before provision for income taxes	(23)	(4,554)	(4,014)	(8,536)
Provision for income taxes	50	60	99	135
Net loss	$(73)	$(4,614)	$(4,113)	$(8,671)

Net loss per share:
Basic	$(0.01)	$(0.04)	$(0.03)	$(0.08)
Diluted	$(0.01)	$(0.04)	$(0.03)	$(0.08)
Weighted average shares outstanding:
Basic	121,770	112,026	121,770	111,981
Diluted	121,770	112,026	121,770	111,981

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited) (in thousands)

(in thousands)	Three Months Ended June 30, 2023
	Subordinate	Super			Total
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-March 31, 2023	121,770	203	$191,802	$(147,665)	$44,137
Net loss	-	-	-	(73)	(73)
Share-based compensation expense	-	-	41	-	41
Balance-June 30, 2023	121,770	203	$191,843	$(147,738)	$44,105

	Three Months Ended June 30, 2022
	Subordinate	Super			Total
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-March 31, 2022	112,026	203	$189,529	$(123,118)	$66,411
Net income	-	-	-	(4,614)	(4,614)
Share-based compensation expense	-	-	157	-	157
Balance-June 30, 2022	112,026	203	$189,686	$(127,732)	$61,954

	Six Months Ended June 30, 2023
	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2022	121,770	203	$191,742	$(143,625)	$48,117
Net loss	-	-	-	(4,113)	(4,113)
Share-based compensation expense	-	-	101	-	101
Balance-June 30, 2023	121,770	203	$191,843	$(147,738)	$44,105

	Six Months Ended June 30, 2022
	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2021	111,806	203	$189,368	$(119,061)	$70,307
Net loss	-	-	-	(8,671)	(8,671)
Share-based compensation expense	220	-	318	-	318
Balance-June 30, 2022	112,026	203	$189,686	$(127,732)	$61,954

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	Six Months Ended
	June 30,	June 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(4,113)	$(8,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,644	3,433
Amortization of debt issuance costs	484	451
Share-based compensation expense	101	318
Provision for doubtful accounts	116	459
Gain on sale leaseback	(3,004)	-
Gain on lease settlement	(880)	-
Loss on sale of assets	-	8
Unrealized loss on change in fair value of investments	28	107
Changes in operating assets and liabilities:
Accounts receivable	1,364	1,723
Inventory	1,270	(1,587)
Prepaid expenses and other current assets	466	(904)
Other assets	(387)	-
Accounts payable and accrued expenses	1,488	1,277
Net cash used in operating activities	$(423)	$(3,386)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from asset sales	-	5
Purchases of property and equipment	(19)	(1,030)
Net cash used in investing activities	$(19)	$(1,025)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale leaseback	8,991	-
Principal payments on lease obligations	(1,142)	(1,196)
Payments on notes payable	(83)	(75)
Net cash used in financing activities	$7,766	$(1,271)

Change in cash and cash equivalents	7,324	(5,682)
Cash and cash equivalents-beginning of year	1,098	7,887
Cash, cash equivalents -end of period	$8,422	$2,205

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,821	$2,655
Cash paid during the period for income taxes	$87	$60

OTHER NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment not yet paid for	$-	$58

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by Lowell Farms Inc. (the “Company” or “Lowell”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Form 10-K filed for the year ended December 31, 2022. There have been no material changes to our significant accounting policies as of and for the three and six months ended June 30, 2023.

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

In October 2021, the FASB issued ASU 2021-08-Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in ASU 2021-08 require that an entity recognizes and measures contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (“Topic 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022. We evaluated the impact of ASU 2021-08 on our consolidated financial statements and it did not have a material impact.

No other recently issued accounting pronouncements had or are expected to have a material impact on our condensed consolidated financial statements.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets were comprised of the following items:

	June 30,	December 31,
(in thousands)	2023	2022
Deposits	$92	$595
Insurance	206	235
Supplier advances	120	375
Interest and taxes	-	69
Licenses and payments	292	146
Other	26	102
Total prepaid and other current assets	$736	$1,522

3. INVENTORY

Inventory was comprised of the following items:

	June 30,	December 31,
(in thousands)	2023	2022
Raw materials	$6,278	$7,431
Work in process	461	940
Finished goods	2,770	2,408
Total inventory	$9,509	$10,779

4.  Other current liabilities

Other current liabilities were comprised of the following items:

	June 30,	December 31,
(in thousands)	2023	2022
Interest and tax accrual	$1,241	$921
Equipment purchase accrual	724	724
ERC commission accrual	441	441
Excise and cannabis tax	238	948
Accrued discounts and promotions	133	97
Insurance and professional fee accrual	196	158
Third-party brand distribution accrual	274	17
Accrued rent	184	-
Other	339	348
Total other current liabilities	$3,770	$3,654

On July 26, 2022, subsidiaries of the Company entered into an agreement with an institutional investor pursuant to which the investor purchased a participation (“Transferred Interests”) in all rights to payment from the United States Internal Revenue Service in respect of the Company’s employee retention credits for the first and second quarters of 2021 (the “ERC Claim”). The purchase price paid for the derivative payment rights was $2.45 million, which was paid in immediately available funds. For the year ended December 31, 2022, the Company recorded net other income of $2,014 and an accrued other liability of $441 to be paid to facilitate the sale of the ERC Claim.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. PROPERTY AND EQUIPMENT

A reconciliation of the beginning and ending balances of property and equipment and accumulated depreciation during the six months ended June 30, 2023 and property and equipment, net as of December 31, 2022, are as follows:

	Land and	Leasehold	Furniture			Construction	Right of
(in thousands)	Buildings	Improvements	and Fixtures	Equipment	Vehicles	in Process	Use Assets	Total
Costs
Balance-December 31, 2022	$15,719	$12,437	$50	$6,499	$830	$35	$37,081	$72,651
Additions	-	29	-	(10)	-	-	29,647	29,666
Disposals	(15,719)	(203)	-	-	-	-	-	(15,922)
Lease remeasurement	-	-	-	-	-	-	(1,477)	(1,477)
Balance – June 30, 2023	$-	$12,263	$50	$6,489	$830	$35	$65,251	$84,918

Accumulated Depreciation
Balance - December 31, 2022	$(315)	$(1,815)	$(49)	$(1,498)	$(608)	$-	$(9,719)	$(14,004)
Depreciation	(71)	(426)	-	(481)	(73)	-	(1,390)	(2,441)
Disposals	386	55	-	-	-	-	-	441
Balance - June 30, 2023	$-	$(2,186)	$(49)	$(1,979)	$(681)	$-	$(11,109)	$(16,004)

Net Book Value - June 30, 2023	$-	$10,077	$1	$4,510	$149	$35	$54,142	$68,914

Net Book Value - December 31, 2022	$15,404	$10,621	$1	$5,001	$222	$35	$27,362	$58,646

Construction in process represents assets under construction related to cultivation, manufacturing, and distribution facilities not yet completed or otherwise not placed in service.

Depreciation expense of $1,346 and $1,841 were recorded for the three months ended June 30, 2023 and 2022, respectively, of which $1,318 and $1,456 respectively, were included in cost of goods sold. Depreciation expense of $0 and $171 was also recorded in other income (expense) for the three months ended June 30, 2023 and 2022, respectively.

Depreciation expense of $2,441 and $3,270 were recorded for the six months ended June 30, 2023 and 2022, respectively, of which $2,387 and $2,888 respectively, were included in cost of goods sold. Depreciation expense of $0 and $314 was also recorded in other income (expense) for the six months ended June 30, 2023 and 2022, respectively.

During the six months ended June 30, 2023, the Company renegotiated the monthly payments on certain leases for its facilities. These revised leases resulted in a remeasurement of both the right of use asset and lease liability of $1,477.

During the three months ended June 30, 2023, the Company completed a sale leaseback of the Company’s drying and midstream processing facility. As a result of the transaction, the Company disposed of buildings, land and leasehold improvements with a net book value of $15,481. The Company additionally recorded a right of use asset and liability of $29,647 to reflect the value of the leased property.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Other Intangible Assets

A reconciliation of the beginning and ending balances of intangible assets and accumulated amortization during the six months ended June 30, 2023 and intangible assets, net as of December 31, 2022, are as follows:

	Definite Life Intangibles
	Technology/	Acquired	Indefinite Life Intangibles Brands &
(in thousands)	Know How	Purchase Rights	Tradenames	Total
Costs
Balance-December 31, 2022	$3,258	$1,800	$37,707	$42,765
Business acquisition	-	-	-	-
Agreement termination	-	-	-	-
Balance-June 30, 2023	$3,258	$1,800	$37,707	$42,765

Accumulated Amortization
Balance-December 31, 2022	$(535)	$(28)	$-	$(563)
Amortization	(162)	(41)	-	(203)
Balance-June 30, 2023	$(697)	$(69)	$-	$(766)

Net Book Value
December 31, 2022	$2,723	$1,772	$37,707	$42,202
Net Book Value
June 30, 2023	$2,561	$1,731	$37,707	$41,999

Intangible assets with finite lives are amortized over their estimated useful lives. Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition. The Company recorded amortization expense of $203 and $163 for the six months ended June 30, 2023, and 2022, respectively.

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

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. SHAREHOLDERS’ EQUITY

Shares Outstanding

The table below details the change in Company shares outstanding by class during the six months ended June 30, 2023:

	Subordinate	Super
(in thousands)	Voting Shares	Voting Shares
Balance-December 31, 2022	121,770	203
Balance-June 30, 2023	121,770	203

Warrants

A reconciliation of the beginning and ending balances of warrants outstanding is as follows:

(in thousands)
Balance-December 31, 2022	173,435
Balance-June 30, 2023	173,435

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. DEBT

Debt at June 30, 2023 and December 31, 2022, was comprised of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Current portion of long-term debt
Vehicle loans(1)	$8	$15
Mortgage payable(2)	-	257
Note payable	-	10
Convertible debenture(3)	21,854	21,398
Total short-term debt	21,862	21,680

Long-term debt, net
Vehicle loans(1)	1	3
Mortgage payable(2)	-	8,713
Total long-term debt	1	8,716
Total Indebtedness	$21,863	$30,396
______________________
(1) Primarily fixed term loans on transportation vehicles. Weighted average interest rate at June 30, 2023 and December 31, 2022 was 6.3% and 6.4%, respectively.
(2) Mortgage payable associated with the acquired processing facility. Weighted average interest rate at December 31, 2022 was 12.5%,. Net of deferred financing costs as of December 31, 2022 $296.
(3) Net of deferred financing costs at June 30, 2023 and December 31, 2022 of $303 and $759, respectively.

Stated maturities of debt obligations are as follows as of June 30, 2023:

June 30,
(in thousands)	2023
Balance of 2023	$22,166
2024	1
Total debt obligations	$22,167

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. LEASES

A reconciliation of lease obligations for the six months ended June 30, 2023, is as follows:

(in thousands)
Lease obligation
December 31, 2022	$33,999
Sale leaseback additions	29,647
Lease principal payments	(1,142)
Lease remeasurement	(1,477)
Lease settlement	(1,202)
June 30, 2023	$59,825

During the three months ended June 30, 2023, the Company completed a sale leaseback of the Company’s drying and midstream processing facility. As a result of the transaction, the Company recorded a lease liability of $29,647.

During the three months ended June 30, 2023, the Company disposed of $1,202 of lease liabilities related to its Los Angeles distribution facility. In conjunction with the settlement, net of closing entries, the Company negotiated a $300 payment and recognized a $880 gain in other income on the consolidated statement of income.

All extension options that are reasonably certain to be exercised have been included in the measurement of lease obligations. The Company reassesses the likelihood of extension option exercise if there is a significant event or change in circumstances within its control.

Current and long-term portions of lease obligations at June 30, 2023 and December 31, 2022, are as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Lease obligation, current portion	$1,592	$2,659
Lease obligation, long-term portion	58,233	31,340
Total	$59,825	$33,999

The key assumptions used in accounting for leases as of June 30, 2023 were a weighted average remaining lease term of 17.8 years and a weighted average discount rate of 7.0%.

The key assumptions used in accounting for leases as of December 31, 2022 were a weighted average remaining lease term of 14.6 years and a weighted average discount rate of 6.0%.

The components of lease expense for the three and six months ended June 30, 2023 and 2022, are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2023	2022	2023	2022
Amortization of leased assets (1)	$817	$840	$1,390	$1,657
Interest on lease liabilities (2)	482	561	982	1,134
Total	$1,299	$1,401	$2,372	$2,791

1) Included in cost of goods sold, general and administrative and other income/expense in the Condensed Consolidated Statements of Income (Loss).

2) Included in interest expense in the Condensed Consolidated Statements of Income (Loss).

The future lease payments with initial remaining terms in excess of one year as of June 30, 2023 were as follows:

(in thousands)	June 30, 2023
Balance of 2023	$2,923
2024	5,541
2025	5,559
2026	5,587
2027 and beyond	90,806
Total lease payments	110,416
Less imputed interest	(50,591)
Total	$59,825

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. SHARE-BASED COMPENSATION

During 2019 the Company’s Board of Directors (the “Board”), adopted the 2019 Stock and Incentive Plan (the “Plan”), which was amended in April 2020, February 2021 and June 2023. The Plan permits the issuance of stock options, stock appreciation rights, stock awards, share units, performance shares, performance units and other stock-based awards. On June 22, 2023 at the Annual General Meeting of the Shareholders, the total number of shares was increased to 23.2 million shares from 13.2 million shares authorized to be issued under the Plan and as of June 30, 2023, 16.2 million shares are available for future grants. The Plan provides for the grant of options as either non-statutory stock options or incentive stock options and restricted stock units to employees, officers, directors, and consultants of the Company to attract and retain persons of ability to perform services for the Company and to reward such individuals who contribute to the achievement by the Company of its economic objectives. The awards granted generally vest in 25% increments over a four-year period and option awards expire 6 years from grant date.

The Plan is administered by the Board or a committee appointed by the Board, which determines the persons to whom the awards will be granted, the type of awards to be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

No grants were made to employees during the three and six months ended June 30, 2023. During the six months ended June 30, 2022, the Company granted shares to certain employees as compensation for services. These shares were accounted for in accordance with ASC 718 - Compensation - Stock Compensation. The Company amortizes awards over the service period and until awards are fully vested.

For the three and six months ended June 30, 2023 and 2022, share-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2023	2022	2023	2022
Cost of goods sold	$-	$-	$-	$-
General and administrative expense	41	157	101	318
Total share-based compensation	$41	$157	$101	$318

The following table summarizes the status of stock option grants and unvested awards at and for the six months ended June 30, 2023:

	Stock	Weighted-Average	Weighted Average Remaining	Aggregate
(in thousands except per share amounts)	Options	Exercise Price	Contractual Life	Intrinsic Value

Outstanding-December 31, 2022	10,069	$0.47	4.6	$-

Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(2,663)	0.44	-	-
Outstanding-June 30, 2023	7,406	$0.48	4.1	-

Exercisable-June 30, 2023	3,761	$0.67	3.4	$-

Vested and expected to vest-June 30, 2023	7,406	$0.48	4.1	$-

The weighted-average fair value of options granted during the three and six months ended June 30, 2022, estimated as of the grant date were $0.31. As of June 30, 2023, there was $287 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.2 years.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the status of restricted stock unit (“RSU”) grants and unvested awards at and for the six months ended June 30, 2023:

		Weighted-Average
(in thousands)	RSUs	Fair Value

Outstanding-December 31, 2022	208	$1.1

Granted	-	-
Vested	-	-
Cancelled	(87)	1.02
Outstanding-June 30, 2023	121	$1.1

As of June 30, 2023, there was $37 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 4.5 months.

For the three and six months ended June 30, 2022, the fair value of the stock options granted were determined using the Black-Scholes option-pricing model with the following weighted average assumptions at the time of grant. No options were granted for the three and six months ended June 30, 2023. No RSUs were granted for the three and six months ended June 30, 2023 or June 30, 2022.

Stock Options

Six Months Ended
June 30,
2022
Expected volatility	50%
Dividend yield	0%
Risk-free interest rate	1.0%
Expected term in years	4.50

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

The provision for income tax expense for the three months ended June 30, 2023, was $50, representing an effective tax rate of -217%, compared to an income tax expense of $60 for the three months ended June 30, 2022, representing an effective tax rate of -1.32%. The provision for income tax expense for the six months ended June 30, 2023, was $99, representing an effective tax rate of -2.47%, compared to an income tax expense of $135 for the six months ended June 30, 2022, representing an effective tax rate of -1.58%.

12. NET LOSS PER SHARE

Net loss per share represents the net earnings/loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands except per share amounts)	2023	2022	2023	2022
Net loss	$(73)	$(4,614)	$(4,113)	$(8,671)

Net loss per share:
Basic	$(0.01)	$(0.04)	$(0.03)	$(0.08)
Diluted	$(0.01)	$(0.04)	$(0.03)	$(0.08)
Weighted average shares outstanding:
Basic	121,770	112,026	121,770	111,981
Diluted	121,770	112,026	121,770	111,981

Weighted average potentially diluted shares (1):
Basic shares	121,770	112,026	121,770	111,981
Total weighted average potentially diluted shares:	121,770	112,026	121,770	111,981

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

At June 30, 2023 and December 31, 2022 the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments.

The carrying value of the Company’s debt approximates fair value based on current market rates (Level 2).

Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described above in the Notes to Condensed Consolidated Financial Statements, which are considered a Level 3 measurement.

14. COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2023, the Company has entered into purchase commitments for additional manufacturing equipment. Of the total remaining purchase commitment of $2.9 million, approximately $0.7 million is accrued but unpaid within Other Current Liabilities on the Consolidated Balance Sheet and the remaining purchase commitment of $2.2 million is due in 2023 as the equipment is manufactured and delivered.

Contingencies

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulation as of June 30, 2023, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future.

The Company is being audited by the IRS for years 2019 and 2020 and may be subject to additional taxes, penalties and interest.

Litigation and Claims

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates are an adverse party or have a material interest adverse to the Company’s interest.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended June 30, 2023 and 2022, general and administrative expenses were comprised of:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2023	2022	2023	2022
Salaries and benefits	$757	$1,488	$1,686	$2,458
Professional fees	364	263	527	522
Share-based compensation	41	157	101	318
Insurance	253	357	524	704
Administrative	146	384	346	810
Total general and administrative expenses	$1,561	$2,649	$3,184	$4,813

16. RELATED-PARTY TRANSACTIONS

Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.

During October 2022, Cannaco Research Corporation, an existing customer, became a related party when a new member joined the Board of Directors. Total sales recognized for Cannaco Research Corporation for the six months ended June 30, 2023 and 2022 were $180 and $36, respectively. For the six months ended June 30, 2023 and 2022, cash collected from Cannaco Research Corporation was $216 and $81, respectively. In December, 2022, the Company entered into an agreement with Cannaco Research Corporation to lease approximately 2,000 square feet of warehouse space in Los Angeles to facilitate distribution services in the area. The lease is a 12 month storage agreement for the warehouse space. Total payments to Cannaco Research Corporation for the lease were $30 in the six months ended June 30, 2023.

17.  SEGMENT INFORMATION

The Company’s operations are comprised of a single reporting segment engaged in the production and sale of cannabis products in the United States. As the operations comprise a single reporting segment, amounts disclosed in the financial statements also represent a single reporting segment.

18.  SUBSEQUENT EVENTS

The Company has evaluated other potential subsequent events through August 10, 2023, the date the financial statements were available to be issued. No material subsequent events were identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company is for the three and six months ended June 30, 2023 and 2022. It is supplemental to, and should be read in conjunction with, the Company’s consolidated financial statements and the accompanying notes for the year ended December 31, 2022. All dollar amounts in this MD&A are expressed in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

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

We exclusively manufacture and distribute other third-party brands in California and provide third-party extraction processing and distribution services and bulk extraction concentrates and flower to licensed manufacturers and distributors.

Proposed Debt Settlement, Asset Sale and Financing

On March 15, 2023, we announced entering into a binding letter of intent (the “LOI”) with the Company’s existing noteholders of the Company’s convertible debentures for the sale of the Lowell Smokes and 35s brands and associated intellectual property to BrandCo, a newly formed Delaware limited liability company, and the assignment of the related license agreements and material contracts to BrandCo and in return the noteholders have agreed to forgive all indebtedness owing under the debentures, and cancel the related warrants to acquire an aggregate of approximately 212 million subordinate voting shares of the Company and the Company will issue approximately 100 million shares of the Company’s subordinate voting shares to BrandCo representing no more than 49% of the issued and outstanding number of subordinate voting shares.

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

Sale Leaseback Transaction

On May 23, 2023 we announced the closing of a sale leaseback transaction of the drying and midstream processing facility in Monterey, California. Total consideration of the purchase was $19.4 million. In conjunction with the transaction, the mortgage on the property as assumed by the buyer and the Company received approximately $9.0 million, net of transaction costs. The Company assigned a mortgage of $9.4 million, net of previously paid deposits and unpaid liabilities and leased backed property with a net book value of $15.5 million. In conjunction with the transaction, the Company recognized a $3.0 million gain on the condensed consolidated statement of income (loss).

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

The first harvest was in the third quarter of calendar year 2017. In 2021 we completed a series of facility upgrades to our greenhouses and supporting infrastructure, which increased facility output approximately four times from that generated in 2019. These facility improvements include separate grow rooms configured with drop-shades, supplemental lighting, upgraded electrical capability with environmental controls and automated fertigation, and raised gutter height in two of the greenhouses. We harvested approximately 17,000, 32,000 and 34,000 pounds of flower in 2020, 2021 and 2022, respectively, and are currently projecting to harvest roughly 28,000 pounds in 2023 after factoring in lower than expected yields throughout the first half of 2023. We have invested approximately $8.1 million in our greenhouse renovations to date. These renovations and improvements to the greenhouses were to reduce unit costs of cultivation and we are focusing on additional labor saving mechanisms and reducing nutrient inputs.

We maintain a strict quality control process which facilitates a predictable output yield of pesticide-free products.

Extraction

Extraction operations were first launched by us in the third quarter of 2017 with the commissioning of our 5,000 square foot licensed laboratory within our Salinas manufacturing facility. The hydrocarbon lab contains six separate rooms that can each house one independent closed loop volatile extraction machine (meaning that the machine does not expose the products to open air), which are designed to process the cannabis through the application of hydrocarbon or ethanol solvents, to extract certain concentrated resins and oils from the dried cannabis. This process is known as volatile extraction, which is an efficient and rapid method of extracting cannabis. These resins, oils and concentrates are sold as inhalable products known as “shatter,” “rosin,” “wax,” “sugar,” “diamonds,” “caviar,” and “crumble”.

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

Processing

In June 2021 we acquired real property and related assets of a cannabis drying and midstream processing facility located in Monterey County, nearby our flagship cultivation operation. The 40,000 square foot processing facility provides drying, bucking, trimming, sorting, grading, and packaging operations for up to 250,000 pounds of wholesale cannabis flower annually. The facility processes nearly all the cannabis that we grow at our existing cultivation operations. Additionally, in the third quarter of 2021 we launched our business unit named Lowell Farm Services (“LFS”), which provides fee-based processing services for regional growers from primarily the Salinas Valley area, one of the largest and fastest growing cannabis cultivation regions in the country, as well as throughout California. As noted above, on May 23, 2023, we announced the closing of a sale leaseback transaction associated with this facility.

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

These measures are not necessarily comparable to similarly titled measures used by other companies.

The table below reconciles Net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(73)	$(4,614)	$(4,113)	$(8,671)
Interest expense	1,151	1,339	2,810	2,649
Provision for income taxes	50	60	99	135
Depreciation and amortization in cost of goods sold	1,340	1,628	2,430	2,888
Depreciation and amortization in operating expenses	108	123	214	231
Depreciation and amortization in other income (expense)	-	171	-	314
EBITDA(1)	2,576	(1,293)	1,440	(2,454)
Investment and currency (gains)/ losses	28	37	28	107
Goodwill impairment	-	-	-	-
Share-based compensation	41	157	101	318
Transaction and other charges	(3,884)	-	(3,884)	30
Adjusted EBITDA(1)	$(1,239)	$(1,099)	$(2,315)	$(1,999)

(1)Non-GAAP measure

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

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

Revenue by Category

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022:

	Three Months Ended
	June 30,	June 30,
(in thousands)	2023	2022	$ Change	% Change
CPG	$4,438	$7,444	$(3,006)	-40%
Bulk	2,263	3,415	(1,152)	-34%
Lowell Farm Services	94	2,048	(1,954)	-95%
Licensing	237	274	(37)	-14%
Net revenue	$7,032	$13,181	$(6,149)	-47%

CPG revenues decreased $3.0 million for the three months ended June 30, 2023, compared to the same period of the prior year, primarily as a result of reduced sales volumes of packaged flower, and pre-rolls. The reduction in revenue is driven by reduced flower availability due to lower than expected yields and additional procedures to manage credit risk by only selling to credit worthy customers as the excise tax burden has been shifted to customers. Lowell brand revenues for the three months ended June 30, 2023 were $3.5 million and represented 79% of CPG revenues compared to $4.9 million in revenue and 66% of CPG sales in the same period in the prior year. Included in Lowell brand revenues was $0.8 million of Lowell 35s revenues which launched during the third quarter of 2022. The decline in CPG revenues from the prior year was primarily driven by declines in the sales of House Weed which decreased $1.5 million in the three months ended June 30, 2023 compared to the same period last year.

Bulk sales decreased $1.2 million in the three months ended June 30, 2023 compared to the same period in the prior year. The decrease in revenue in the current period was driven by a 54% decrease in total pounds sold but a 28% increase in price per pound, reflecting both favorable market conditions and the change in product mix during the two compared periods. Comparing premium quality bulk flower sales, price per pound is up 37% in the three months ended June 30, 2023 compared to the same period in the prior year while pounds sold declined 66% over the same period, partially driven by the impact of adverse weather that impacted harvests during the period.

LFS and licensing revenues generated $0.1 million and $0.2 million in the three months ended June 30, 2023, respectively, compared to generating $2.0 million and $0.3 million in the same period of the prior year, respectively. The decline in LFS revenue was driven by a reduction in third-party bulk processing and bulk sales while the decline in licensing revenue was driven by lower sales volume with out of state partners.

Cost of Sales, Gross Profit and Gross Margin

Cost of goods sold consist of direct and indirect costs of production processing and distribution, and includes amounts paid for direct labor, raw materials, packaging, operating supplies, and allocated overhead, which includes allocations of right of use asset depreciation, insurance, managerial salaries, utilities, and other expenses, such as employee training, cultivation taxes and product testing. The Company manufactures for a few brands and processes for cultivators that do not have the capability, licensing or capacity to process their own products. The fees earned for these activities absorb fixed overhead in manufacturing and generates service revenue. Our focus in 2023 has been on growing the Lowell 35s brand, including infused Lowell 35s, and on selling and  processing owned and third-party products and flower. The Company is continuing to focus on expanding with more distributed brand agreements with favorable economic terms.

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022:

	Three Months Ended
	June 30,	June 30,	Change
(in thousands)	2023	2022	$	%
Net revenue	$7,032	$13,181	$(6,149)	-47%
Cost of goods sold	7,373	11,687	(4,314)	-37%
Gross profit	$(341)	$1,494	$(1,835)	-123%
Gross margin	-4.8%	11.3%

Gross margin was (4.8%) and 11.3% in the three months ended June 30, 2023 and 2022, respectively. The change between periods in gross profit and gross margin is primarily due to lower CPG volumes generating high fixed costs per unit and increased depreciation expense related to the sale leaseback transaction.

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022:

	Three Months Ended
	June 30,	June 30,	Change
(in thousands)	2023	2022	$	%
Total operating expenses	$2,307	$4,519	$(2,212)	-49%
% of net revenue	33%	34%

Total operating expenses decreased $2.2 million for the three months ended June 30, 2023 compared to the same period of the prior year, primarily reflecting headcount reductions between years, operating efficiencies and fewer professional fees incurred. Operating expenses were consistent as a percentage of net revenue at 33% for the three months ended June 30, 2023 and 34% for the three months ended June 30, 2022.

 Other Income (Expense)

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022:

	Three Months Ended
	June 30,	June 30,	Change
(in thousands)	2023	2022	$	%
Total other income (expense)	$2,625	$(1,529)	$4,154	272%
% of net revenue	37%	-12%

Other income (expense) increased $4.2 million for the three months ended June 30, 2023 compared to the same period of the prior year. This was driven by an increase of $3.0 million from the gain recognized on the sale leaseback transaction and a $0.9 million gain recognized on the settlement of a lease liability.

 Net Loss

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022:

	Three Months Ended
	June 30,	June 30,	Change
(in thousands)	2023	2022	$	%
Net loss	$(73)	$(4,614)	$4,541	98%

Net loss was $0.1 million in the quarter ended June 30, 2023, compared to net loss of $4.6 million for the same period of the prior year as a result of the factors noted above.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenue by Category

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022:

	Six Months Ended
	June 30,	June 30,
(in thousands)	2023	2022	$ Change	% Change
CPG	$9,097	$16,521	$(7,424)	-45%
Bulk	4,793	5,174	(381)	-7%
Lowell Farm Services	209	2,897	(2,688)	-93%
Licensing	459	997	(538)	-54%
Net revenue	$14,558	$25,589	$(11,031)	-43%

CPG revenues decreased $7.4 million for the six months ended June 30, 2023, compared to the same period of the prior year, primarily as a result of lower packaged flower sales of both Lowell brand sales and House Weed sales. The reduction in revenue is driven by reduced flower availability due to lower than expected yields and additional procedures to manage credit risk by only selling to credit worthy customers as the excise tax burden has been shifted to customers. Lowell brand revenues for the six months ended June 30, 2023 were $7.4 million and represented 82% of CPG revenues compared to $9.9 million in revenue and 60% of CPG sales in the same period in the prior year. Included in Lowell brand revenues was $1.7 million of Lowell 35s revenues which launched during the third quarter of 2022. The decline in CPG revenues from the prior year was primarily driven by declines in the sales of House Weed which decreased $3.9 million in the six months ended June 30, 2023 compared to the same period last year. The remaining decline in sales was the result of lower sales volume across the portfolio of products.

Bulk sales decreased $0.4 million in the six months ended June 30, 2023 compared to the same period in the prior year. The decrease in revenue in the current period was driven by a 24% decrease in total pounds sold but a 7% increase in price per pound, reflecting both favorable market conditions and the change in product mix during the two compared periods. Comparing premium quality bulk flower sales, price per pound is up 24% in the six months ended June 30, 2023 compared to the same period in the prior year while pounds sold declined 24% over the same period, partially driven by the impact of adverse weather that impacted harvests during the year.

LFS and licensing revenues generated $0.2 million and $0.5 million in the six months ended June 30, 2023, respectively, compared to generating $2.9 million and $1.0 million in the same period of the prior year, respectively. The decline in LFS revenue was driven by a reduction in third-party processing and bulk sales while the decline in licensing revenue was driven by lower sales volume with out of state partners and a reduction in packaging sales as out of state partners directly work with vendors.

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

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022:

	Six Months Ended
	June 30,	June 30,	Change
(in thousands)	2023	2022	$	%
Net revenue	$14,558	$25,589	$(11,031)	-43%
Cost of goods sold	14,767	22,522	(7,755)	-34%
Gross profit	$(209)	$3,067	$(3,276)	-107%
Gross margin	-1.4%	12.0%

Gross margin was (1.4%) and 12.0% in the six months ended June 30, 2023 and 2022, respectively. The change between periods in gross profit and gross margin is primarily due to lower CPG volumes generating high fixed costs per unit, declines in non-Lowell bran revenues, and increased depreciation expense related to the sale leaseback transaction.

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

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022:

	Six Months Ended
	June 30,	June 30,	Change
(in thousands)	2023	2022	$	%
Total operating expenses	$4,772	$8,552	$(3,780)	-44%
% of net revenue	33%	33%

Total operating expenses decreased $3.8 million for the six months ended June 30, 2023 compared to the same period of the prior year, primarily reflecting headcount reductions between years, operating efficiencies and fewer professional fees incurred. Operating expenses were consistent as a percentage of net revenue at 33% for the six months ended June 30, 2023 and 2022.

 Other Income (Expense)

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022:

	Six Months Ended
	June 30,	June 30,	Change
(in thousands)	2023	2022	$	%
Total other income (expense)	$967	$(3,051)	$4,018	132%
% of net revenue	7%	-12%

Other income (expense) increased $4.0 million for the six months ended June 30, 2023 compared to the same period of the prior year. This was driven by an increase of $3.0 million from the gain recognized on sale leaseback transactions, and a $0.9 million gain recognized on the settlement of a lease liability.

 Net Loss

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022:

	Six Months Ended
	June 30,	June 30,	Change
(in thousands)	2023	2022	$	%
Net loss	$(4,113)	$(8,671)	$4,558	-53%

Net loss was $4.1 million in the six months ended June 30, 2023, compared to net loss of $8.7 million for the same period of the prior year as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary need for liquidity is to fund the working capital requirements of our business, capital expenditures, general corporate purposes, and debt service. Our primary source of liquidity is funds generated by financing activities. Our ability to fund our operations, to make planned capital expenditures, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, and ability to obtain equity or debt financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond our control. Cash generated from ongoing operations were not sufficient to fund operations and, in particular, to fund the Company’s short term capital investments into manufacturing and cultivation expansions or to fund growth initiatives in the long-term. The Company raised additional funds from a $6.6 million convertible debenture and warrant financing in the third quarter of the year ended December 31, 2022, and an additional $9.0 million from a sale leaseback transaction during the quarter ending June 30, 2023.

At June 30, 2023, we had $8.4 million in cash and cash equivalents and ($9.2) million of working capital, compared to $1.1 million of cash and cash equivalents and ($13.1) million of working capital at December 31, 2022. For both June 30, 2023 and December 31, 2022, included in working capital is $22.2 million of convertible debentures that mature on October 12, 2023. Refer to “Proposed Debt Settlement, Asset Sale and Financing” for further discussion on the convertible debentures.

The Company is focused on improving its balance sheet by improving accounts receivable collections, right-sizing inventories and increasing gross profits. We have taken a number of steps to improve our cash position and to continue to fund operations and capital expenditures including:

•	Focusing on collection of principal balances only. Effective in 2023, excise tax is assessed to retailers which will simplify accounts receivable management;

•	Developed new cultivation genetics focused on increasing yields and potency;

•	Scaled back our investment in and support for non-core brands;

•	Restructured our organization and identified operating, selling and administrative expense cost efficiencies;

•	Developed LFS, which commenced operations in the third quarter of 2021 to add revenue and cash flow generation;

•	Licensed the Lowell Smokes brand through affiliations with Ascend Wellness LLC in Illinois and Massachusetts, with Schwazze in Colorado and New Mexico, and with The Pharm in Arizona;

•	In 2022 and 2023 we reduced headcount and significantly decreased our seasonal workforce as we focus on necessary infrastructure to support our current operations;

•	Actively evaluating and re-negotiating leases on facility space, including leasing more economically feasible facilities in Los Angeles;

•	Sold and leased back buildings and land to generate cash flow to fund operations; and

•	Signed a letter of intent for asset sales and financing. Refer to “Proposed Debt Settlement, Asset Sale and Financing.”

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the condensed interim consolidated financial statements of the Company for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,	June 30,	Change
(in thousands)	2023	2022		$ %
	$(423)	$(3,386)	$2,963	88%
Net cash used in investing activities	(19)	(1,025)	1,006	98%
	7,766	(1,271)	9,037	711%
Change in cash and cash equivalents	$7,324	$(5,682)	$13,006	229%

	Six Months Ended
	June 30,	June 30,	Change
(in thousands)	2023	2022	$	%
Net cash used in operating activities	$(423)	$(3,386)	$2,963	88%
Net cash used in investing activities	(19)	(1,025)	1,006	98%
Net cash provided by (used in) financing activities	7,766	(1,271)	9,037	711%
Change in cash and cash equivalents	$7,324	$(5,682)	$13,006	229%

Cash used in operating activities

Net cash used in operating activities was $0.4 million for the six months ended June 30, 2023, a $3.0 million improvement, or 88%, compared to the six months ended June 30, 2022. The change was primarily driven by a $1.2 million reduction in inventory in the six months ended June 30, 2023, compared to a $1.6 million increase in the same period in the prior year. Other factors include a $0.1 million increase in net loss after adjusted for lease transaction gains and depreciation and amortization, and a $0.1 million reduction in prepaid expenses and other assets compared to a $0.9 million increase in the same period in the prior year. Accounts receivable also decreased $0.4 million less in the current period. The reduction in inventory is the result of improved management of inventory levels to support the current period.

Cash used in investing activities

Net cash used in investing activities was $0.02 million for the six months ended June 30, 2023, a favorable decrease in cash used of $1.0 million or 98%, compared to the same period of the prior year. The decrease was from a reduction in purchases of property and equipment.

Cash used in financing activities

Net cash provided by financing activities was $7.8 million for the six months ended June 30, 2023, an increase over cash used in financing activities of $9.0 million compared to the same period of the prior year. The change was due to funding received from the sale leaseback transaction.

Working Capital and Cash on Hand

The following table presents the Company’s cash on hand and working capital position as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,	Change
(in thousands)	2023	2022	$	%
Working capital(1)	$(9,246)	$(13,088)	$3,842	29%

Cash and cash equivalents	$8,422	$1,098	$7,324	667%

_________________

(1) Non-GAAP measure - see Non-GAAP Financial Measures in this MD&A. (Total current assets less total current liabilities)

At June 30, 2023, we had $8.4 million in cash and cash equivalents and ($9.2) million of working capital, compared to $1.1 million of cash and cash equivalents and ($13.1) million of working capital at December 31, 2022. The increase in cash and cash equivalents was primarily due to favorable changes in operating assets and liabilities.

The Company’s future working capital is expected to be significantly impacted by the growth in operations, increased cultivation output, and continuing margin improvement.

Refer to “Proposed Debt Settlement, Asset Sale and Financing” for further discussion on the LOI and planned financing activities. Upon closing of the planned transaction, the Company believes that cash on hand and cash flows from operations will be adequate to meet our operational needs for the next 12 months. Without the deal closing, or without other financing arrangements if the deal does not close, there is no guarantee that our cash on hand and cash flows from operations will be adequate to meet our operational needs for the next 12 months.

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

Credit Risk

•

Credit risk is the risk of a potential loss to the Company if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at June 30, 2023 and December 31, 2022 is the carrying amount of cash and cash equivalents and accounts receivable. All cash and cash equivalents are placed with U.S. and Canadian financial institutions.

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

•	In addition to the commitments outlined in Note 14, the Company has the following contractual obligations at June 30, 2023 and December 31, 2022:

	Maturity: < 1 Year
	June 30,	December 31,
(in thousands)	2023	2022
Accounts payable and Other accrued liabilities	$6,844	$5,961

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

OUTSTANDING SHARE DATA

As of August 9, 2023, the Company had the following securities issued and outstanding:

Number of Shares
(in thousands)	(on an as converted basis)
Issued and Outstanding
Subordinate voting shares	112,762
Class B shares (1)	9,008
Super voting shares	203
Reserved for Issuance
Options	7,082
Restricted Stock Units	122
Warrants	22,912
Convertible debenture shares	106,275
Convertible debenture warrants	150,523
408,887

____________________

(1) Class B shares reserved for conversion to Subordinate voting shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the three months ended June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023 there were no unregistered sales of equity related securities identified, outside of those already reported.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Indus Holdings, Inc 2019 Stock and Incentive Plan (1)
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

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_______________

(1)	Filed herewith.
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

LOWELL FARMS, INC.

Date: August 10, 2023	By:	/s/ Mark Ainsworth
Mark Ainsworth
Chief Executive Officer (principal executive officer)

Date: August 10, 2023	By:	/s/ Tessa O’Dowd
Tessa O’Dowd
Interim Chief Financial Officer (principal financial and accounting officer)

