Form 10-Q
period 2023-09-30
Lowell Farms Inc.
filed 2023-11-14
CIK 1838128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2023

or

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

There were 18,125,764 shares of the Registrant’s Subordinate Voting Shares outstanding as of November 13, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LOWELL FARMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$5,498	$1,098
Accounts receivable - net of allowance for doubtful accounts of $959 and $1,053 at September 30, 2023 and December 31, 2022, respectively.	2,634	4,163
Inventory	8,835	10,779
Prepaid expenses and other current assets	1,083	1,522
Total current assets	18,050	17,562
Property and equipment, net	14,342	31,284
Right of use assets, net	53,206	27,362
Other intangibles, net	28,104	42,202
Other assets	672	413

Total assets	$114,374	$118,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,035	$2,307
Accrued payroll and benefits	463	350
Notes payable, current portion	6	282
Lease obligation, current portion	1,523	2,659
Convertible debentures	22,081	21,398
Other current liabilities	4,346	3,654
Total current liabilities	32,454	30,650
Notes payable	-	3
Lease obligation	57,893	31,340
Mortgage obligation	-	8,713
Total liabilities	90,347	70,706
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Share capital	191,935	191,742
Accumulated deficit	(167,908)	(143,625)
Total stockholders’ equity	24,027	48,117

Total liabilities and stockholders’ equity	$114,374	$118,823

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net revenue	$6,212	$8,657	$20,770	$34,247
Cost of goods sold	6,656	10,553	21,423	33,075

Gross profit (loss)	(444)	(1,896)	(653)	1,172

Operating expenses
General and administrative	1,805	2,620	4,990	7,433
Sales and marketing	456	601	1,827	4,109
Depreciation and amortization	102	109	317	340
Total operating expenses	2,363	3,330	7,134	11,882

Loss from operations	(2,807)	(5,226)	(7,787)	(10,710)

Other income/(expense)
Other income (expense)	(1,916)	2,771	1,889	2,472
Impairment expense	(13,793)	-	(13,793)	-
Unrealized change in fair value of investment	-	(16)	(28)	(122)
Interest expense	(1,594)	(2,218)	(4,404)	(4,865)
Total other income (expense)	(17,303)	537	(16,336)	(2,515)

Loss before provision for income taxes	(20,110)	(4,689)	(24,123)	(13,225)
Provision for income taxes	60	90	160	225
Net loss	$(20,170)	$(4,779)	$(24,283)	$(13,450)

Net loss per share:
Basic	$(1.66)	$(0.43)	$(1.99)	$(1.20)
Diluted	$(1.66)	$(0.43)	$(1.99)	$(1.20)
Weighted average shares outstanding:
Basic	12,177	11,203	12,177	11,200
Diluted	12,177	11,203	12,177	11,200

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited) (in thousands)

(in thousands)	Three Months Ended September 30, 2023
	Subordinate	Super			Total
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-June 30, 2023	12,177	20	$191,843	$(147,738)	$44,105
Net loss	-	-	-	(20,170)	(20,170)
Share-based compensation expense	-	-	92	-	92
Balance- September 30, 2023	12,177	20	$191,935	$(167,908)	$24,027

	Three Months Ended September 30, 2022
	Subordinate	Super			Total
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-June 30, 2022	11,203	20	$189,686	$(127,732)	$61,954
Net income	-	-	-	(4,779)	(4,779)
Share-based compensation expense	-	-	109	-	109
Balance- September 30, 2022	11,203	20	$189,785	$(132,511)	$57,284

	Nine Months Ended September 30, 2023
	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2022	12,177	20	$191,742	$(143,625)	$48,117
Net loss	-	-	-	(24,283)	(24,283)
Share-based compensation expense	-	-	193	-	193
Balance- September 30, 2023	12,177	20	$191,935	$(167,908)	$24,027

	Nine Months Ended September 30, 2022
	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2021	11,181	20	$189,368	$(119,061)	$70,307
Net loss	-	-	-	(13,450)	(13,450)
Share-based compensation expense	22	-	427	-	427
Balance- September 30, 2022	11,203	20	$189,795	$(132,511)	$57,284

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	Nine Months Ended
	September 30,	September 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(24,283)	$(13,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,151	5,161
Amortization of debt issuance costs	712	688
Share-based compensation expense	193	427
Provision for doubtful accounts	328	551
Gain on sale leaseback	(3,004)	-
Loss (gain) on lease settlement	(880)	-
Loss on sale of assets	-	41
Unrealized loss on change in fair value of investments	28	122
Impairment expense	13,793	-
Changes in operating assets and liabilities:
Accounts receivable	1,201	1,847
Inventory	1,944	(900)
Prepaid expenses and other current assets	119	(132)
Other assets	(387)	(621)
Accounts payable and accrued expenses	3,190	(48)
Net cash used in operating activities	$(2,895)	$(6,314)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from asset sales	-	19
Purchases of property and equipment	(58)	(2,920)
Net cash used in investing activities	$(58)	$(2,901)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale leaseback	8,991	-
Principal payments on lease obligations	(1,551)	(1,818)
Payments on notes payable	(87)	(120)
Proceeds from convertible notes, net of financing costs	-	6,558
Net cash used in financing activities	$7,353	$4,620

Change in cash and cash equivalents	4,400	(4,595)
Cash and cash equivalents-beginning of year	1,098	7,887
Cash, cash equivalents -end of period	$5,498	$3,292

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,780	$3,276
Cash paid during the period for income taxes	$87	$182

OTHER NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment not yet paid for	$26	$47

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements (the “financial statements”) included herein have been prepared by Lowell Farms Inc. (the “Company” or “Lowell”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Form 10-K filed for the year ended December 31, 2022. There have been no material changes to our significant accounting policies as of and for the three and nine months ended September 30, 2023.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all intercompany balances and transactions.

The condensed consolidated balance sheet at December 31, 2022, has been derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.

All dollar amounts in the notes to the unaudited condensed consolidated financial statements are expressed in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

In August 2023, the Company effected reverse stock split consolidating all of its subordinate voting shares (“Subordinate Voting Shares”) on the basis of one post-consolidation Subordinate Voting Share for every ten pre-consolidation Subordinate Voting Shares, effective August 31, 2023 (the “Effective Date”). The Company’s outstanding super voting shares will also be consolidated on the same basis as of the Effective Date. All share and per share data presented in the Company’s consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

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

The global COVID-19 pandemic impacted the operations and purchasing decisions of companies worldwide. It also created significant uncertainty in the global economy. The Company has undertaken measures to protect its employees, partners, customers, and vendors. To date, the Company has been able to provide uninterrupted access to its products and services, including certain employees that are working remotely, and its pre-existing infrastructure that supports secure access to the Company’s internal systems. If the COVID-19 pandemic were to have an increased forward-looking impact on the productivity of the Company’s employees or its partners’ or customers’ decision to use the Company’s products and services, the results of the Company’s operations and overall financial performance may be adversely impacted. As of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance that would require updates to the Company’s estimates and judgments or revisions to the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the unaudited condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the unaudited financial statements.

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

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets were comprised of the following items:

	September 30,	December 31,
(in thousands)	2023	2022
Deposits	$190	$595
Insurance	251	235
Supplier advances	245	375
Interest and taxes	126	69
Licenses and payments	252	146
Other	19	102
Total prepaid and other current assets	$1,083	$1,522

3. INVENTORY

Inventory was comprised of the following items:

	September 30,	December 31,
(in thousands)	2023	2022
Raw materials	$4,904	$7,431
Work in process	381	940
Finished goods	3,550	2,408
Total inventory	$8,835	$10,779

4.  Other current liabilities

Other current liabilities were comprised of the following items:

	September 30,	December 31,
(in thousands)	2023	2022
Interest and tax accrual	$1,633	$921
Equipment purchase accrual	724	724
ERC commission accrual	441	441
Excise and cannabis tax	180	948
Accrued discounts and promotions	133	97
Insurance and professional fee accrual	216	158
Third-party brand distribution accrual	360	17
Accrued rent	184	-
Other	475	348
Total other current liabilities	$4,346	$3,654

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

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. PROPERTY AND EQUIPMENT

A reconciliation of the beginning and ending balances of property and equipment and accumulated depreciation during the six months ended September 30, 2023 and property and equipment, net as of December 31, 2022, are as follows:

	Land and	Leasehold	Furniture			Construction	Right of
(in thousands)	Buildings	Improvements	and Fixtures	Equipment	Vehicles	in Process	Use Assets	Total
Costs
Balance-December 31, 2022	$15,719	$12,437	$50	$6,499	$830	$35	$37,081	$72,651
Additions	-	29	-	29	-	-	29,647	29,705
Disposals	(15,719)	(203)	-	-	-	-	-	(15,922)
Lease remeasurement	-	-	-	-	-	-	(1,477)	(1,477)
Balance – September 30, 2023	$-	$12,263	$50	$6,528	$830	$35	$65,251	$84,957

Accumulated Depreciation
Balance - December 31, 2022	$(315)	$(1,815)	$(49)	$(1,498)	$(608)	$-	$(9,719)	$(14,004)
Depreciation	(71)	(632)	-	(708)	(109)	-	(2,326)	(3,846)
Disposals	386	55	-	-	-	-	-	441
Balance - September 30, 2023	$-	$(2,392)	$(49)	$(2,206)	$(717)	$-	$(12,045)	$(17,409)

Net Book Value - September 30, 2023	$-	$9,871	$1	$4,322	$113	$35	$53,206	$67,548

Net Book Value - December 31, 2022	$15,404	$10,621	$1	$5,001	$222	$35	$27,362	$58,646

Construction in process represents assets under construction related to cultivation, manufacturing, and distribution facilities not yet completed or otherwise not placed in service.

Depreciation expense of $1,405 and $1,647 were recorded for the three months ended September 30, 2023 and 2022, respectively, of which $1,385 and $584 respectively, were included in cost of goods sold. Depreciation expense of $0 and $104 was also recorded in other income (expense) for the three months ended September 30, 2023 and 2022, respectively.

Depreciation expense of $3,846 and $4,917 were recorded for the nine months ended September 30, 2023 and 2022, respectively, of which $3,772 and $4,416 respectively, were included in cost of goods sold. Depreciation expense of $0 and $419 was also recorded in other income (expense) for the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023, the Company renegotiated the monthly payments on certain leases for its facilities. These revised leases resulted in a remeasurement of both the right of use asset and lease liability of $1,477.

In May 2023, the Company completed a sale leaseback of the Company’s drying and midstream processing facility. As a result of the transaction, the Company disposed of buildings, land and leasehold improvements with a net book value of $15,481. The Company additionally recorded a right of use asset and liability of $29,647 to reflect the value of the leased property.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Other Intangible Assets

A reconciliation of the beginning and ending balances of intangible assets and accumulated amortization during the nine months ended September 30, 2023 and intangible assets, net as of December 31, 2022, are as follows:

	Definite Life Intangibles		Indefinite Life
	Technology/	Acquired	Intangibles
(in thousands)	Know How	Purchase Rights	Brands & Tradenames	Total
Costs
Balance-December 31, 2022	$3,258	$1,800	$37,707	$42,765
Business acquisition	-	-	-	-
Impairment	-	-	(13,793)	(13,793)
Balance-September 30, 2023	$3,258	$1,800	$23,914	$28,972

Accumulated Amortization
Balance-December 31, 2022	$(535)	$(28)	$-	$(563)
Amortization	(243)	(62)	-	(305)
Balance-September 30, 2023	$(778)	$(90)	$-	$(868)

Net Book Value
December 31, 2022	$2,723	$1,772	$37,707	$42,202
Net Book Value
September 30, 2023	$2,480	$1,710	$23,914	$28,104

Intangible assets with finite lives are amortized over their estimated useful lives. Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition. The Company recorded amortization expense of $305 and $244 for the nine months ended September 30, 2023, and 2022, respectively.

The Company estimates that amortization expense for our existing other intangible assets will average $399 annually for the next five fiscal years. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

During the three months ending September 30, 2023, the Company recorded impairment expense of $13,793 on the Lowell Brands intangible assets that were sold in October, 2023. The Company recorded the impairment to recognize the fair market value of the assets as of the end of the current period. Refer to Note 18 Subsequent Events for further details of the transaction.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. SHAREHOLDERS’ EQUITY

Shares Outstanding

The table below details the change in Company shares outstanding by class during the nine months ended September 30, 2023:

	Subordinate	Super
(in thousands)	Voting Shares	Voting Shares
Balance-December 31, 2022	12,177	20
Balance-September 30, 2023	12,177	20

Warrants

A reconciliation of the beginning and ending balances of warrants outstanding is as follows:

(in thousands)
Balance-December 31, 2022	17,343
Balance-September 30, 2023	17,343

In October 2023, the Company repurchased its outstanding Convertible Debentures and 15,052 warrants were cancelled. Refer to Note 18 Subsequent Events for further details of the transaction.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. DEBT

Debt at September 30, 2023 and December 31, 2022, was comprised of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Current portion of long-term debt
Vehicle loans(1)	$6	$15
Mortgage payable(2)	-	257
Note payable	-	10
Convertible debenture(3)	22,081	21,398
Total short-term debt	22,087	21,680

Long-term debt, net
Vehicle loans(1)	-	3
Mortgage payable(2)	-	8,713
Total long-term debt	-	8,716
Total Indebtedness	$22,087	$30,396
______________________
(1) Primarily fixed term loans on transportation vehicles. Weighted average interest rate at September 30, 2023 and December 31, 2022 was 6.4%,.
(2) Mortgage payable associated with the acquired processing facility. Weighted average interest rate at December 31, 2022 was 12.5%,. Net of deferred financing costs as of December 31, 2022 $296.
(3) Net of deferred financing costs at September 30, 2023 and December 31, 2022 of $75 and $759, respectively.

Stated maturities of debt obligations are as follows as of September 30, 2023:

September 30,
(in thousands)	2023
Balance of 2023	$22,164
2024	-
Total debt obligations	$22,164

In October 2023, the Company repurchased its outstanding Convertible Debentures. Refer to Note 18 Subsequent Events for further details of the transaction.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. LEASES

A reconciliation of lease obligations for the nine months ended September 30, 2023, is as follows:

(in thousands)
Lease obligation
December 31, 2022	$33,999
Sale leaseback additions	29,647
Lease principal payments	(1,551)
Lease remeasurement	(1,477)
Lease settlement	(1,202)
September 30, 2023	$59,416

In May 2023, the Company completed a sale leaseback of the Company’s drying and midstream processing facility. As a result of the transaction, the Company recorded a lease liability of $29,647.

In June 2023, the Company disposed of $1,202 of lease liabilities related to its Los Angeles distribution facility. In conjunction with the settlement, net of closing entries, the Company negotiated a $300 payment and recognized a $880 gain in other income on the consolidated statement of income.

All extension options that are reasonably certain to be exercised have been included in the measurement of lease obligations. The Company reassesses the likelihood of extension option exercise if there is a significant event or change in circumstances within its control.

Current and long-term portions of lease obligations at September 30, 2023 and December 31, 2022, are as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Lease obligation, current portion	$1,523	$2,659
Lease obligation, long-term portion	57,893	31,340
Total	$59,416	$33,999

The key assumptions used in accounting for leases as of September 30, 2023 were a weighted average remaining lease term of 17.6 years and a weighted average discount rate of 7.0%.

The key assumptions used in accounting for leases as of December 31, 2022 were a weighted average remaining lease term of 14.6 years and a weighted average discount rate of 6.0%.

The components of lease expense for the three and nine months ended September 30, 2023 and 2022, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2023	2022	2023	2022
Amortization of leased assets (1)	$939	$818	$2,329	$2,475
Interest on lease liabilities (2)	459	549	1,441	1,683
Total	$1,398	$1,367	$3,770	$4,158

1) Included in cost of goods sold, general and administrative and other income/expense in the Condensed Consolidated Statements of Income (Loss).

2) Included in interest expense in the Condensed Consolidated Statements of Income (Loss).

The future lease payments with initial remaining terms in excess of one year as of September 30, 2023 were as follows:

(in thousands)	September 30, 2023
Balance of 2023	$1,461
2024	5,541
2025	5,559
2026	5,587
2027 and beyond	90,806
Total lease payments	108,954
Less imputed interest	(49,538)
Total	$59,416

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. SHARE-BASED COMPENSATION

During 2019 the Company’s Board of Directors (the “Board”), adopted the 2019 Stock and Incentive Plan (the “Plan”), which was amended in April 2020, February 2021 and June 2023. The Plan permits the issuance of stock options, stock appreciation rights, stock awards, share units, performance shares, performance units and other stock-based awards. On June 22, 2023 at the Annual General Meeting of the Shareholders, the total number of shares was increased to 2.3 million shares from 1.3 million shares authorized to be issued under the Plan and as of September 30, 2023, 1.6 million shares are available for future grants. The Plan provides for the grant of options as either non-statutory stock options or incentive stock options and restricted stock units to employees, officers, directors, and consultants of the Company to attract and retain persons of ability to perform services for the Company and to reward such individuals who contribute to the achievement by the Company of its economic objectives. The awards granted generally vest in 25% increments over a four-year period and option awards expire 6 years from grant date.

The Plan is administered by the Board or a committee appointed by the Board, which determines the persons to whom the awards will be granted, the type of awards to be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

In August 2023, the Company effected reverse stock split consolidating all of its subordinate voting shares (“Subordinate Voting Shares”) on the basis of one post-consolidation Subordinate Voting Share for every ten pre-consolidation Subordinate Voting Shares, effective August 31, 2023 (the “Effective Date”). The Company’s outstanding super voting shares will also be consolidated on the same basis as of the Effective Date. All share and per share data presented in the Company’s consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

During the nine months ended September 30, 2023 and 2022, the Company granted shares to certain employees as compensation for services. These shares were accounted for in accordance with ASC 718 - Compensation - Stock Compensation. The Company amortizes awards over the service period and until awards are fully vested.

For the three and nine months ended September 30, 2023 and 2022, share-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2023	2022	2023	2022
Cost of goods sold	$-	$-	$-	$-
General and administrative expense	92	109	193	427
Total share-based compensation	$92	$109	$193	$427

The following table summarizes the status of stock option grants and unvested awards at and for the nine months ended September 30, 2023:

	Stock	Weighted-Average	Weighted Average Remaining	Aggregate
(in thousands except per share amounts)	Options	Exercise Price	Contractual Life	Intrinsic Value

Outstanding-December 31, 2022	1,007	$4.67	4.6	$-

Granted	828	0.30	-	-
Exercised	-	-	-	-
Expired	(15)	20.35
Cancelled	(335)	4.80	-	-
Outstanding-September 30, 2023	1,485	$2.06	5.3	-

Exercisable-September 30, 2023	944	$2.37	4.91	$-

Vested and expected to vest-September 30, 2023	1,485	$2.06	5.3	$-

The weighted-average fair value of options granted during the three and nine months ended September 30, 2023, estimated as of the grant date were $0.30. As of September 30, 2023, there was $269 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.1 years.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the status of restricted stock unit (“RSU”) grants and unvested awards at and for the nine months ended September 30, 2023:

		Weighted-Average
(in thousands)	RSUs	Fair Value

Outstanding-December 31, 2022	21	$11.04

Granted	-	-
Vested	-	-
Cancelled	(9)	10.19
Outstanding-September 30, 2023	12	$11.04

As of September 30, 2023, there was $45 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 4.5 months.

For the three and nine months ended September 30, 2023 and 2022, the fair value of the stock options granted were determined using the Black-Scholes option-pricing model with the following weighted average assumptions at the time of grant..

Stock Options

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2022
Expected volatility	50%	50%
Dividend yield	0%	0%
Risk-free interest rate	4.12%	1.0%
Expected term in years	4.50	4.50

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. INCOME TAXES

The provision for income tax expense for the three months ended September 30, 2023, was $60, representing an effective tax rate of -0.30%, compared to an income tax expense of $90 for the three months ended September 30, 2022, representing an effective tax rate of -1.92%. The provision for income tax expense for the nine months ended September 30, 2023, was $160, representing an effective tax rate of -0.66%, compared to an income tax expense of $225 for the nine months ended September 30, 2022, representing an effective tax rate of -1.70%.

12. NET LOSS PER SHARE

Net loss per share represents the net earnings/loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands except per share amounts)	2023	2022	2023	2022
Net loss	$(20,170)	$(4,779)	$(24,283)	$(13,450)

Net loss per share:
Basic	$(1.66)	$(0.43)	$(1.99)	$(1.20)
Diluted	$(1.66)	$(0.43)	$(1.99)	$(1.20)
Weighted average shares outstanding:
Basic	12,177	11,203	12,177	11,200
Diluted	12,177	11,203	12,177	11,200

Weighted average potentially diluted shares (1):
Basic shares	12,177	11,203	12,177	11,200
Total weighted average potentially diluted shares:	12,177	11,203	12,177	11,200

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

At September 30, 2023 and December 31, 2022 the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments.

The carrying value of the Company’s debt approximates fair value based on current market rates (Level 2).

Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described above in the Notes to Condensed Consolidated Financial Statements, which are considered a Level 3 measurement.

14. COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2023, the Company has entered into purchase commitments for additional manufacturing equipment. Of the total remaining purchase commitment of $2.9 million, approximately $0.7 million is accrued but unpaid within Other Current Liabilities on the Consolidated Balance Sheet and the remaining purchase commitment of $2.2 million is due as the equipment is manufactured and delivered.

Contingencies

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulation as of September 30, 2023, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future.

The Company is being audited by the IRS for years 2019 and 2020 and may be subject to additional taxes, penalties and interest.

Litigation and Claims

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates are an adverse party or have a material interest adverse to the Company’s interest.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended September 30, 2023 and 2022, general and administrative expenses were comprised of:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2023	2022	2023	2022
Salaries and benefits	$799	$1,338	$2,485	$3,984
Professional fees	271	212	798	734
Share-based compensation	92	109	193	427
Insurance	228	338	752	1,043
Administrative	415	623	762	1,245
Total general and administrative expenses	$1,805	$2,620	$4,990	$7,433

16. RELATED-PARTY TRANSACTIONS

Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.

During October 2022, Cannaco Research Corporation, an existing customer, became a related party when a new member joined the Board of Directors. Total sales recognized for Cannaco Research Corporation for the nine months ended September 30, 2023 and 2022 were $284 and $129, respectively. In December, 2022, the Company entered into an agreement with Cannaco Research Corporation to lease approximately 2,000 square feet of warehouse space in Los Angeles to facilitate distribution services in the area. The lease is a 12 month storage agreement for the warehouse space. Total payments to Cannaco Research Corporation for the lease were $100 in the nine months ended September 30, 2023.

In October 2023, the Company repurchased its outstanding Convertible Debentures. Refer to Note 18 Subsequent Events for further details of the transaction.

17.  SEGMENT INFORMATION

The Company’s operations are comprised of a single reporting segment engaged in the production and sale of cannabis products in the United States. As the operations comprise a single reporting segment, amounts disclosed in the financial statements also represent a single reporting segment.

18.  SUBSEQUENT EVENTS

On October 6th, 2023 the Company repurchased all of the $22,157 aggregate principal amount of outstanding Senior Secured Convertible Debentures (“Debentures”) together with the related warrants to purchase 10,627,483 subordinate voting shares of the Company and 4,324,845 common shares of Indus which have been cancelled. Share amounts reflect the 1 for 10 reverse stock split effective August 31, 2023. A total of 6,849,572 shares of the Company were issued to holders based on the proportion of the outstanding Debentures held by such holder, of (x) membership interests in LF Brandco LLC (“Brandco”), an entity formed to hold the Company’s intellectual property relating to its “Lowell Smokes” and “Lowell Herb Co.” brands (including trademarks, logos and additional identifying marks, domain names and social media accounts). During the three months ended September 30, 2023, the Company recognized $13,743 of impairment on the intangible brand assets. The Company will continue to evaluate the Company’s long lived assets for indicators of future impairment as a result of the transaction.

              The Company has entered into a license agreement with Brandco for the “Lowell” trademarks, logos, and related intellectual property on an exclusive basis in the State of California for a five-year license term, with up to three five-year extensions. The Company’s exercise of the extension terms is subject to mutual agreement on certain sales performance criteria for each extension term.

The transaction is considered to be a “related party transaction” because insiders of the Company hold Debentures and Warrants.

The Company has evaluated other potential subsequent events through November 13, 2023, the date the unaudited financial statements were available to be issued. No material subsequent events were identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company is for the three and nine months ended September 30, 2023 and 2022. It is supplemental to, and should be read in conjunction with, the Company’s consolidated unaudited financial statements (the “financial statements”) and the accompanying notes for the year ended December 31, 2022. All dollar amounts in this MD&A are expressed in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

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

Brands we own or license include the following:

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

Debt Settlement, Asset Sale and Licensing

On October 6, 2023 the Company repurchased all of the $22,157 aggregate principal amount of outstanding Senior Secured Convertible Debentures together with the related warrants to purchase 10,627,483 subordinate voting shares of the Company and 4,324,845 common shares of Indus. Share amounts reflect the 1 for 10 reverse stock split effective August 31, 2023. A total of 6,849,572 shares of the Company were issued to holders based on the proportion of the outstanding Debentures held by such holder, of (x) membership interests in LF Brandco LLC (“Brandco”), an entity formed to hold the Company’s intellectual property relating to its “Lowell Smokes” and “Lowell Herb Co.” brands (including trademarks, logos and additional identifying marks, domain names and social media accounts). During the three months ended September 30, 2023, the Company recognized $13,743 of impairment on the intangible brand assets.

The Company has entered into a license agreement with Brandco for the “Lowell” trademarks, logos, and related intellectual property on an exclusive basis in the State of California for a five-year license term, with up to three five-year extensions. The Company’s exercise of the extension terms is subject to mutual agreement on certain sales performance criteria for each extension term.

The transaction closed in October, 2023 and is considered a subsequent event as of the date of the financial statements.

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

In 2021, we commenced solventless extraction activities with the capacity to process approximately 120 pounds of biomass daily yielding approximately 4 kilograms of cannabis concentrates. We currently own and operate one extraction unit which works in conjunction with 5 freeze dryers, 2 ice machines, 3 water filtration systems, 1 UV sterilizer, 2 rosin presses and an 80 square foot walk-in freezer. The solventless process yields a superior product to the volatile extraction process and is the fastest growing category in concentrates.

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

These measures are not necessarily comparable to similarly titled measures used by other companies.

The table below reconciles Net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(20,170)	$(4,779)	$(24,283)	$(13,450)
Interest expense	1,594	1,355	4,404	4,002
Provision for income taxes	61	90	160	225
Depreciation and amortization in cost of goods sold	1,405	1,528	3,834	4,416
Depreciation and amortization in operating expenses	102	110	317	340
Depreciation and amortization in other income (expense)	-	104	-	419
EBITDA(1)	(17,008)	(1,592)	(15,568)	(4,048)
Investment and currency (gains)/ losses	2	16	30	122
Share-based compensation	92	109	193	427
Inventory revaluation	(157)	-	(157)	-
Debt Repurchase charges(4)	14,025	-	14,025	-
Other charges(2)(3)	1,723	(2,014)	(2,161)	(1,984)
Adjusted EBITDA(1)	$(1,323)	$(3,481)	$(3,638)	$(5,483)

(1)Non-GAAP measure

(2) For the three and nine months ended September 30, 2023, reflects a one time, non-recurring adjustment to prior period yield and processing variances on the Company’s processing facility, included in other income (expense) on the Condensed Consolidated Statements of Income (Loss).

(3) For the three and nine months ended September 30, 2022, net of $863 of financing charges related to the ERC claim, included in interest expense on the Condensed Consolidated Statements of Income (Loss).

(4) Comprised of $13,793 of impairment charges on intangible assets and $232 of legal expenses incurred in the three and nine month periods ending September 30, 2023 related to the debt settlement and asset sale. All charges were included in other income (expense) on the Condensed Consolidated Statements of Income (Loss). Refer to Note 18 Subsequent Events for further discussion of the transaction.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

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

Revenue by Category

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022:

	Three Months Ended
	September 30,	September 30,
(in thousands)	2023	2022	$ Change	% Change
CPG	$4,369	$6,137	$(1,768)	-29%
Bulk	1,196	1,956	(760)	-39%
Lowell Farm Services	455	254	201	79%
Licensing	192	310	(118)	-38%
Net revenue	$6,212	$8,657	$(6,149)	-28%

CPG revenues decreased $1.8 million for the three months ended September 30, 2023, compared to the same period of the prior year, primarily as a result of reduced sales volumes of packaged flower, and pre-rolls. The reduction in revenue is driven by reduced flower production due to lower than expected yields and additional procedures to manage credit risk by only selling to credit worthy customers as the excise tax burden has been shifted to customers. Lowell brand revenues for the three months ended September 30, 2023 were $3.1 million and represented 72% of CPG revenues compared to $5.0 million in revenue and 82% of CPG sales in the same period in the prior year. Included in Lowell brand revenues was $0.8 million of Lowell 35s revenues which launched during the third quarter of 2022. The decline in CPG revenues from the prior year was primarily driven by declines in the sales of House Weed which decreased $0.9 million in the three months ended September 30, 2023 compared to the same period last year. Included in CPG revenues for the three months ended September 30, 2023 and 2022, is $883 and $180, respectively, of revenue previously classified as agency and distributed brand revenue.

Bulk sales decreased $0.8 million in the three months ended September 30, 2023 compared to the same period in the prior year. The decrease in revenue in the current period was driven by a 73% decrease in total pounds sold that was impacted by reduced flower production, but was offset a 97% increase in price per pound, reflecting both favorable market conditions and the change in product mix during the two compared periods. Comparing premium quality bulk flower sales, price per pound is up 97% in the three months ended September 30, 2023 compared to the same period in the prior year while pounds sold declined 69% over the same period, partially driven by the adverse weather conditions and reduced yields during 2023.

LFS and licensing revenues generated $0.5 million and $0.2 million in the three months ended September 30, 2023, respectively, compared to generating $0.3 million and $0.3 million in the same period of the prior year, respectively. The increase in LFS revenue was driven by an increase in third-party bulk processing while the decline in licensing revenue was driven by lower sales volume with out of state partners.

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

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022:

	Three Months Ended
	September 30,	September 30,	Change
(in thousands, except percentages)	2023	2022	$	%
Net revenue	$6,212	$8,657	$(2,445)	-28%
Cost of goods sold	6,656	10,553	(3,897)	-37%
Gross profit	$(444)	$(1,896)	$1,452	77%
Gross margin	-7.1%	-21.9%

Gross margin was (7.1%) and (21.9%) in the three months ended September 30, 2023 and 2022, respectively. Gross profit was adversely affected during the period by a decline in yields at the Company’s cultivation and processing facility as the Company strategically allocated available flower production between CPG and Bulk revenue. As a result, the change between periods in gross profit and gross margin is primarily due to lower CPG volumes generating high fixed costs per unit and increased depreciation expense related to the sale leaseback transaction.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022:

	Three Months Ended
	September 30,	September 30,	Change
(in thousands, except percentages)	2023	2022	$	%
Total operating expenses	$2,363	$3,330	$(967)	-29%
% of net revenue	38%	38%

Total operating expenses decreased $0.9 million for the three months ended September 30, 2023 compared to the same period of the prior year, primarily reflecting headcount reductions between years, operating efficiencies and fewer professional fees incurred. Operating expenses were consistent as a percentage of net revenue at 38% for the three months ended September 30, 2023 and 2022.

 Other Income (Expense)

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022:

	Three Months Ended
	September 30,	September 30,	Change
(in thousands, except percentages)	2023	2022	$	%
Total other income (expense)	$(17,303)	$537	$(17,840)	-3,322%
% of net revenue	-279%	6%

Other income (expense) decreased $17.8 million for the three months ended September 30, 2023 compared to the same period of the prior year. This was driven by a $13.8 million impairment charge, a $1.7 million charge related to a one time, non-recurring yield and processing variance on the Company’s processing facility and $232 of legal expenses incurred on the debt repurchase transaction. During the three months ending September 30, 2022, the company recorded a $2,800 credit related to the sale of an Employee Retention Credit that was earned during the period, net of financing costs of $862 to facilitate the sale of the credit.

 Net Loss

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022:

	Three Months Ended
	September 30,	September 30,	Change
(in thousands)	2023	2022	$	%
Net loss	$(20,170)	$(4,779)	$(15,391)	-322%

Net loss was $20.2 million in the quarter ended September 30, 2023, compared to net loss of $4.8 million for the same period of the prior year as a result of the factors noted above.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenue by Category

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022:

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2023	2022	$ Change	% Change
CPG	$13,466	$22,658	$(9,192)	-41%
Bulk	5,989	7,130	(1,141)	-16%
Lowell Farm Services	664	3,151	(2,487)	-79%
Licensing	651	1,308	(657)	-50%
Net revenue	$20,770	$34,247	$(13,477)	-39%

CPG revenues decreased $9.2 million for the nine months ended September 30, 2023, compared to the same period of the prior year, primarily as a result of lower packaged flower sales of both Lowell brand sales and House Weed sales. The reduction in revenue is driven by reduced flower production in the current year due to lower than expected yields and additional procedures to manage credit risk by only selling to credit worthy customers as the excise tax burden has been shifted to customers. Lowell brand revenues for the nine months ended September 30, 2023 were $10.6 million and represented 78% of CPG revenues compared to $14.9 million in revenue and 66% of CPG sales in the same period in the prior year. Included in Lowell brand revenues was $2.6 million of Lowell 35s revenues which launched during the third quarter of 2022 with $0.1 million in revenue. The decline in CPG revenues from the prior year was primarily driven by declines in the sales of House Weed which decreased $4.8 million in the nine months ended September 30, 2023 compared to the same period last year. The remaining decline in sales was the result of lower sales volume across the portfolio of products.

Bulk sales decreased $1.1 million in the nine months ended September 30, 2023 compared to the same period in the prior year. The decrease in revenue in the current period was driven by a 41% decrease in total pounds sold that was impacted by reduced flower production throughout the year, which was partially offset by a 26% increase in price per pound, reflecting both favorable market conditions in the current period, and the change in product mix during the two compared periods. Comparing premium quality bulk flower sales, price per pound is up 30% in the nine months ended September 30, 2023 compared to the same period in the prior year while pounds sold declined 55% over the same period, partially driven by the impact of adverse weather and reduced yields that impacted harvests during the year.

LFS and licensing revenues generated $0.7 million and $0.7 million in the nine months ended September 30, 2023, respectively, compared to generating $3.1 million and $1.3 million in the same period of the prior year, respectively. The decline in LFS revenue was driven by a reduction in third-party processing and bulk sales while the decline in licensing revenue was driven by lower sales volume with out of state partners and a reduction in packaging sales as out of state partners directly work with vendors.

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

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022:

	Nine Months Ended
	September 30,	September 30,	Change
(in thousands, except percentages)	2023	2022	$	%
Net revenue	$20,770	$34,247	$(13,477)	-39%
Cost of goods sold	21,423	33,075	(11,652)	-35%
Gross profit	$(653)	$1,172	$(1,825)	-156%
Gross margin	-3.1%	3.4%

Gross margin was (3.1%) and 3.4% in the nine months ended September 30, 2023 and 2022, respectively. Gross profit was adversely affected during the period by a decline in yields at the Company’s cultivation and processing facility as the Company strategically allocated available flower production between CPG and Bulk revenue. The decline between periods in gross profit and gross margin is primarily due to lower CPG volumes generating high fixed costs per unit, declines in non-Lowell brand revenues, and increased depreciation expense related to the sale leaseback transaction.

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

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022:

	Nine Months Ended
	September 30,	September 30,	Change
(in thousands, except percentages)	2023	2022	$	%
Total operating expenses	$7,134	$11,882	$(4,748)	-40%
% of net revenue	34%	35%

Total operating expenses decreased $4.8 million for the nine months ended September 30, 2023 compared to the same period of the prior year, primarily reflecting headcount reductions between years, operating efficiencies and fewer professional fees incurred. Operating expenses were consistent as a percentage of net revenue at 34% for the nine months ended September 30, 2023 and 35% for the nine months ended September 30, 2022.

 Other Income (Expense)

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022:

	Six Months Ended
	September 30,	September 30,	Change
(in thousands, except percentages)	2023	2022	$	%
Total other income (expense)	$(16,336)	$(2,515)	$(13,821)	550%
% of net revenue	-79%	-7%

Other income (expense) increased $13.8 million for the nine months ended September 30, 2023 compared to the same period of the prior year. This was driven by an increase of $3.0 million from the gain recognized on sale leaseback transactions, and a $0.9 million gain recognized on the settlement of a lease liability, a $13.8 million impairment charge on intangible assets and a $1.7 million charge related to a one time, non-recurring yield and processing variances at the Company’s processing facility.

 Net Loss

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022:

	Nine Months Ended
	September 30,	September 30,	Change
(in thousands)	2023	2022	$	%
Net loss	$(24,283)	$(13,450)	$(10,833)	-81%

Net loss was $24.3 million in the nine months ended September 30, 2023, compared to net loss of $13.5 million for the same period of the prior year as a result of the factors noted above.

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

At September 30, 2023, we had $5.5 million in cash and cash equivalents and ($14.5) million of working capital, compared to $1.1 million of cash and cash equivalents and ($13.1) million of working capital at December 31, 2022. For both September 30, 2023 and December 31, 2022, included in working capital is $22.2 million of convertible debentures that were repurchased in October 2023. Refer to “Debt Settlement, Asset Sale and Licensing” for further discussion on the convertible debentures.

The Company is focused on improving its balance sheet by improving accounts receivable collections, right-sizing inventories and increasing gross profits. We have taken a number of steps to improve our cash position and to continue to fund operations and capital expenditures including:

•	Focusing on collection of principal balances only. Effective in 2023, excise tax is assessed to retailers which will simplify accounts receivable management;

•	Developed new cultivation genetics focused on increasing yields and potency;

•	Scaled back our investment in and support for non-core brands;

•	Restructured our organization and identified operating, selling and administrative expense cost efficiencies;

•	Developed LFS, which commenced operations in the third quarter of 2021 to add revenue and cash flow generation;

•	Licensed the Lowell Smokes brand through affiliations with Ascend Wellness LLC in Illinois and Massachusetts, with Schwazze in Colorado and New Mexico, and with The Pharm in Arizona;

•	In 2022 and 2023 we reduced headcount and significantly decreased our seasonal workforce as we focus on necessary infrastructure to support our current operations;

•	Actively evaluating and re-negotiating leases on facility space, including leasing a more economically feasible facility in Los Angeles;

•	Sold and leased back buildings and land to generate cash flow to fund operations; and

•	Converted the convertible debt and sold brand assets in October 2023. Refer to “Debt Settlement, Asset Sale and Licensing.”

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the unaudited condensed interim consolidated financial statements of the Company for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,	September 30,	Change
(in thousands)	2023	2022	$	%
Net cash used in operating activities	$(2,895)	$(6,314)	$3,419	54%
Net cash used in investing activities	(58)	(2,901)	2,843	98%
Net cash provided by financing activities	7,353	4,620	2,733	59%
Change in cash and cash equivalents	$4,400	$(4,595)	$8,995	196%

Cash used in operating activities

Net cash used in operating activities was $2.9 million for the nine months ended September 30, 2023, a $3.4 million improvement, or 54%, compared to the nine months ended September 30, 2022. The change was primarily driven by a $1.9 million reduction in inventory in the nine months ended September 30, 2023, compared to a $0.9 million increase in the same period in the prior year. Other factors include a $3.2 million increase in accounts payable during the current period. Accounts receivable also decreased $0.6 million less in the current period. The reduction in inventory is the result of improved management of inventory levels to support the current period.

Cash used in investing activities

Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2023, a favorable decrease in cash used of $2.8 million or 95%, compared to the same period of the prior year. The decrease was from a reduction in purchases of property and equipment.

Cash used in financing activities

Net cash provided by financing activities was $7.4 million for the nine months ended September 30, 2023, an increase over cash provided by financing activities of $2.7 million compared to the same period of the prior year. The change was due to funding received from the sale leaseback transaction compared to proceeds from convertible debt issuances in the prior year.

Working Capital and Cash on Hand

The following table presents the Company’s cash on hand and working capital position as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,	Change
(in thousands)	2023	2022	$	%
Working capital(1)	$(14,404)	$(13,088)	$(1,316)	-10%

Cash and cash equivalents	$5,498	$1,098	$4,400	400%

_________________

(1) Non-GAAP measure - see Non-GAAP Financial Measures in this MD&A. (Total current assets less total current liabilities)

At September 30, 2023, we had $5.5 million in cash and cash equivalents and ($14.4) million of working capital, compared to $1.1 million of cash and cash equivalents and ($13.1) million of working capital at December 31, 2022. The increase in cash and cash equivalents was primarily due to favorable changes in operating assets and liabilities.

The Company’s future working capital is expected to be significantly impacted by the growth in operations, increased cultivation output, and continuing margin improvement.

Refer to “Debt Settlement, Asset Sale and Licensing” for further discussion on the convertible debtentures. After the transaction closes in October 2023, the Company believes that cash on hand and cash flows from operations is expected to be adequate to meet our operational needs for the next 12 months.

CHANGES IN OR ADOPTION OF ACCOUNTING PRONOUNCEMENTS

This MD&A should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2022. Also see Note 1 to our unaudited condensed consolidated financial statements included in this Form 10-Q for changes of adoption of accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods.

Significant judgments, estimates and assumptions that have the most significant effect on the amounts recognized in the unaudited consolidated financial statements are described below.

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

•

Impairment of Intangibles Assets – Intangibles assets are categorized as indefinite life intangibles or defined life intangibles. Amortization of defined life intangibles is recognized over the useful life of the intangible asset. The assessment of any impairment of these intangible assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions and the useful lives of assets.

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

Credit Risk

•

Credit risk is the risk of a potential loss to the Company if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at September 30, 2023 and December 31, 2022 is the carrying amount of cash and cash equivalents and accounts receivable. All cash and cash equivalents are placed with U.S. and Canadian financial institutions.

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

•	In addition to the commitments outlined in Note 14, the Company has the following contractual obligations at September 30, 2023 and December 31, 2022:

	Maturity: < 1 Year
	September 30,	December 31,
(in thousands)	2023	2022
Accounts payable and Other accrued liabilities	$8,381	$5,961

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

OUTSTANDING SHARE DATA

As of November 13, 2023, the Company had the following securities issued and outstanding:

Number of Shares
(in thousands)	(on an as converted basis)
Issued and Outstanding
Subordinate voting shares	18,126
Class B shares (1)	901
Super voting shares	20
Reserved for Issuance
Options	1,485
Restricted Stock Units	12
Warrants	2,291
22,835

____________________

(1) Class B shares reserved for conversion to Subordinate voting shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the three months ended September 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2023 there were no unregistered sales of equity related securities identified, outside of those already reported.

Item 5.  Other Information

Securities Trading Plans of Directors and Executive Officers

During the quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

LOWELL FARMS, INC.

Date: November 14, 2023	By:	/s/ Mark Ainsworth
Mark Ainsworth
Chief Executive Officer (principal executive officer)

Date: November 14, 2023	By:	/s/ Tessa O’Dowd
Tessa O’Dowd
Interim Chief Financial Officer (principal financial and accounting officer)

