Form 10-K
period 2023-12-31
Lowell Farms Inc.
filed 2024-03-28
CIK 1838128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

The aggregate market value of subordinate voting shares held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s second quarter, was $3,069,255 (based on the closing price for the registrant's subordinate voting shares as reported by the OTCQX on that date). Shares of subordinate voting shares held by each executive officer, director, and holder of 5% or more of the registrant’s outstanding subordinate voting shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 There were 18,130,566 shares of the Registrant’s Subordinate Voting Shares outstanding as of March 26, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None

LOWELL FARMS INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2023

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

During 2023, we operated an approximately 250,000 square foot greenhouse cultivation facility in Monterey County, a 40,000 square foot processing facility that provides drying, bucking, trimming, sorting, grading, and packaging operations of cannabis flower in Monterey County, a 15,000 square foot manufacturing and laboratory facility in Salinas, California, a separate 21,000 square foot distribution facility in Salinas, California and a warehouse depot in Los Angeles, California.  In January 2024 we surrendered possession of the greenhouse cultivation facility.  See “Legal Proceedings.”

We sell our products under owned and licensed third-party brands.

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

We exclusively manufacture and distribute Lowell Smokes and Lowell Herb Co. brands as well as other third-party brands in California and provide third-party extraction processing and distribution services and bulk extraction concentrates and flower to licensed manufacturers and distributors.

Debt Settlement, Asset Sale and Licensing

In October 2023, the Company repurchased (the “Debenture Repurchase”) all of the $22,157 aggregate principal amount of outstanding Senior Secured Convertible Debentures together with the related warrants to purchase 10,627,483 subordinate voting shares of the Company and 4,324,845 common shares of Indus. Share amounts reflect the 1 for 10 reverse stock split effective August 31, 2023. Each holder of debentures and warrants received as the purchase price therefor such holder’s pro rata share, based on the proportion of the outstanding debentures held by such holder, of (x) membership interests (the “Membership Interests”) in LF Brandco LLC (“Brandco”), an entity formed to hold the Company’s intellectual property relating to its “Lowell Smokes” and “Lowell Herb Co.” brands (including trademarks, logos and additional identifying marks, domain names and social media accounts), and (y) 6,849,572 Subordinate Voting Shares, representing approximately 36% of the Company’s consolidated, undiluted equity interests on the date of the transaction. During the year ended December 31, 2023, the Company recognized $13,245 of impairment on the intangible brand assets.

In addition, the Company has entered into a license agreement with Brandco for the “Lowell” trademarks, logos, and related intellectual property on an exclusive basis in the State of California for a five-year license term, with up to three five-year extensions. The Company’s exercise of the extension terms is subject to mutual agreement on certain sales performance criteria for each extension term. The Company received a $1 million credit whereby the Company does not have to pay the first $1 million of royalty expense.

Cultivation

Throughout 2023, we conducted cannabis cultivation operations located in Monterey County, California. We  operated a cultivation facility which includes four greenhouses totaling approximately 255,000 square feet sited on 10 acres located on Zabala Road. Farming cannabis at this scale enabled us to curate specialized strains and maintain control over the quantity and quality of cannabis available for our products, preserving the consistency of our flower and cannabis feedstocks facilitating a predictable output yield of pesticide-free products for our extraction laboratory and product manufacturing operations.

The first harvest was in the third quarter of calendar year 2017. In 2021 we completed a series of facility upgrades to our greenhouses and supporting infrastructure, which increased facility output approximately four times from that generated in 2019. These facility improvements include separate grow rooms configured with drop-shades, supplemental lighting, upgraded electrical capability with environmental controls and automated fertigation, and raised gutter height in two of the greenhouses. We harvested approximately 32,000, 34,000 and 23,000 pounds of flower in 2021, 2022 and 2023, respectively. We invested approximately $8.8 million in our greenhouse renovations through 2023.

In January 2024, we surrendered possession of the cultivation facility.  See Legal Proceedings.  We have developed relationships with local cannabis growers whereby flower and biomass quantities are readily available at competitive prices, including local growers that utilize the services of our processing facilities.

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

The extraction operations utilize cannabis feedstocks from our cultivation site, supplemented with feedstock acquired from multiple third-party cultivations at competitive prices. Commencing in 2024, all feedstock will be sourced from third-party cultivations.  Concentrate production is packaged as branded extracts, such as crumble, shatter, wax and sugar for distribution, incorporated into its manufactured edible products and sold in bulk to other licensed enterprises. In addition, extraction is provided on a fee-based service on third-party material.

Manufacturing

Our manufacturing facility is located in Salinas, California and houses our edible product operations and extraction and distillation operations. The edible product operations utilize internally produced and externally supplied cannabis oil, which can be supplied from multiple competitively priced external sources. Our manufacturing operations produce a wide variety of cannabis-infused products and occupies 10,000 square feet in our 15,000 square foot manufacturing facility in Salinas. Our production capabilities include chocolate confections, baked goods, hard and soft non-chocolate confections, and topical lotions and balms. Lowell Farms utilizes modern commercial production equipment and employs food grade manufacturing protocols, including industry-leading standard operating procedures designed so that its products meet stringent quality standards. We have implemented updated compliance, packaging and labeling standards to meet all regulatory requirements, including the California Medicinal and Adult-Use Cannabis Regulation and Safety Act.

In 2022, we acquired advanced automated pre-roll production equipment to launch our automated pre-roll line, Lowell 35s. The equipment consists of an automated filler that is capable and producing 180 pre-rolls per minute and an automated packaging machine capable of packaging 50 packs of pre-rolls per minute, with each pack containing 10 pre-rolls per pack. Production began during the third quarter of 2022.

We also operate an automated flower filling and packaging line and two automated pre-roll assembly lines for making finished goods in those respective categories with cannabis grown by our cultivation operations as well as cannabis sourced from external cultivators.

Processing

In June 2021, we acquired real property and related assets of a cannabis drying and midstream processing facility located in Monterey County, nearby our flagship cultivation operation. The 40,000 square foot processing facility provides drying, bucking, trimming, sorting, grading, and packaging operations for up to 250,000 pounds of wholesale cannabis flower annually. The facility processes nearly all the cannabis that we grow at our existing cultivation operations. Additionally, in the third quarter of 2021, we launched our business unit named Lowell Farm Services (“LFS”), which provides fee-based processing services for regional growers from primarily the Salinas Valley area, one of the largest and fastest growing cannabis cultivation regions in the country, as well as throughout California.

In May 2023, we announced the closing of a sale and leaseback transaction of our drying and midstream processing facility.  Concurrent with the sale ,we entered into a 10-year lease and we will continue our permitted drying and processing operations at this facility.

Distribution and Distribution Services

We have a primary distribution center, warehouse and packing facility located in Salinas, California and a warehouse depot in Los Angeles, California. We provide physical warehousing and delivery to retail dispensary customers throughout the State of California for our manufactured products as well as third party branded products distributed on behalf of other licensed product manufacturers. Deliveries are made daily to approximately 80% of the licensed dispensaries in California utilizing a fleet of 20 owned and leased vehicles. We provide warehousing, delivery, customer service and collection services for select third-party brands.

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

Sources, Pricing and Availability of Raw Materials, Component Parts or Finished Products

During 2023, we sourced flower for sale primarily from our cultivation facility. We have developed relationships with local cannabis growers whereby flower quantities are readily available at competitive prices which will be our primary flower source in 2024. In 2023, we sourced our biomass needs in extraction from our cultivation facility and from third-party suppliers. Biomass material is readily available from multiple sources at competitive prices which will be our primary biomass source in 2024. Lowell Farms manufactures substantially all cannabis oil and distillate needs from its internal extraction operations. Cannabis oil and distillate, including specialized cannabis oil, is procured from multiple external sources at competitive prices. Lowell Farms manufactures all finished goods for its proprietary brands. Third party distributed brand product is sourced directly from third party partners.

U.S. Cannabis Market

The U.S. cannabis market size was valued at US$21 billion in 2023 and is expected to expand at a compound annual growth rate of 14.2% from 2023 to 2030.3 The increasing legalization of cannabis and rising acceptance of its use for medical purposes are the key factors driving the growth of the market. The increasing research on the use of cannabis and its medicinal properties has led to its increased usage to treat various chronic conditions such as chronic pain and nausea from chemotherapy.

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

Also, the medical application of cannabis has expanded over the years due to the growing amount of scientific literature supporting its benefits in the treatment of various chronic diseases. Moreover, the number of U.S. states legalizing medical cannabis is increasing. Thirty seven U.S. states, three territories and the District of Columbia have legalized the use of medical cannabis and the medical conditions for which cannabis is being used are increasing. Twenty-four states and the District of Columbia and Guam in the U.S. have legalized the use of cannabis for adult or recreational use.4

California Cannabis Market

Annual legal cannabis sales in California decreased for the second year in a row in 2023. Legal sales reached $5.1 billion, according to figures released by the California Department of Tax and Fee Administration, down 4.7% from $5.4 billion in 2022.1

Despite the drop, California still represents roughly 25% of the $21 billion industry. Many in the cannabis sector see the state’s high taxes and a limited number of dispensaries as the main culprits for the decrease.

The wholesale price in California in 2022 was around $665 a pound, which was down 26% year over year. Since 2017, the year before legal recreational sales began in the state, and through the summer of 2022, the wholesale price of cannabis in California is down over 50%.2  Over the past year wholesale prices have been stable or slightly down.

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

________

1https://www.cdtfa.ca.gov/dataportal/dataset.htm?url=CannabisTaxRevenues

2https://www.forbes.com/sites/willyakowicz/2023/02/28/californias-cannabis-sales-declined-in-2022-the-first-time-since-legalization/?sh=5ddb6fb87af9

3https://www.grandviewresearch.com/industry-analysis/us-cannabis-market

4https://www.disa.com/marijuana-legality-by-state-updated-March 1, 2024

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

We plan to capitalize on cannabis consumption in California through the expansion of our proprietary and licensed brands, our robust manufacturing and processing capabilities and leveraging our expansive distribution footprint to provide third party distribution to other licensed manufacturers. We believe this expanded product offering will appeal to a broad customer base and utilize our existing manufacturing and distribution operations. Our processing capabilities will also enable sourcing competitively priced, high quality cannabis flower and biomass. We will selectively seek opportunities to further expand our brands and operations in California through acquisitions or alliances.

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

We expect to face additional competition from new entrants. To remain competitive, we expect to expand strategic relationships with suppliers distribution brands and invest in scale, people, processes and technology to maintain cost and product leadership over our competitors.

We may not have sufficient resources to maintain research and development, marketing, sales and support efforts on a competitive basis, which could materially and adversely affect our business, financial condition, results of operations or prospects.

We expect to face continued competition from the illicit or “black-market” commercial activities that still operate within the state. Despite state-level legalization of cannabis in the United States, such operations remain abundant and present substantial competition to Lowell Farms. In particular, illicit operations, because they are largely clandestine, are not required to comply with the extensive regulations with which we must comply in order to conduct business, and accordingly may have significantly lower costs of operation. While legal cannabis sales reached $5.1 billion in revenue, it is estimated that roughly 2 out of every 3 cannabis sale within the state of California are in the illegal market.5

 __________________

5 https://www. calmatters.org/commentary/2023/06/california-illicit-cannabis-market-thrive/

Intangible Property

We own over 100 website domains, including www.lowellfarms.com, and numerous social media accounts across all major platforms. We presently do not hold any federal or state trademark registrations.  Lowell Farms maintains strict standards and operating procedures regarding its intellectual property, including the regular use of nondisclosure, confidentiality, and intellectual property assignment agreements.

We have entered into a license agreement with Brandco for the “Lowell” trademarks, logos, and related intellectual property on an exclusive basis in the State of California for a five-year license term, with up to three five-year extensions. The Company’s exercise of the extension terms is subject to mutual agreement on certain sales performance criteria for each extension term.

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

As of March 19, 2024, we had 97 employees, including 96 full-time and 1 part-time employees, substantially all of whom are located in California. Additionally, Lowell Farms utilizes contract employees in security, packaging and warehousing activities, and during 2023 contract employees also worked in cultivation activities. The use of contract employees enables Lowell Farms to manage variable staffing needs and in the case of security personnel, access to experienced, qualified and readily available human resources.

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

United States Federal Overview

The United States federal government regulates drugs in large part through the CSA. Marijuana, which is a form of cannabis, is classified as a Schedule I controlled substance. As a Schedule I controlled substance, the federal Drug Enforcement Agency, or DEA, considers marijuana to have a high potential for abuse; no currently accepted medical use in treatment in the United States; and a lack of accepted safety for use of the drug under medical supervision. According to the U.S. federal government, cannabis having a concentration of tetrahydrocannabinol, or THC, greater than 0.3% on a dry weight basis is marijuana. Cannabis with a THC content below 0.3% is classified as hemp. The scheduling of marijuana as a Schedule I controlled substance is inconsistent with what we believe to be widely accepted medical uses for marijuana by physicians, researchers, patients, and others. Moreover, despite the clear conflict with U.S. federal law, currently 37 states, as well as the territories of Guam, the U.S. Virgin Islands, Puerto Rico and the District of Columbia have legalized cannabis in some form, and 24 states, as well as the District of Columbia and Guam, have legalized cannabis for adult or recreational use. As further evidence of the growing conflict between the U.S. federal treatment of cannabis and the societal acceptance of cannabis, the FDA on June 25, 2018 approved Epidiolex. Epidiolex is an oral solution with an active ingredient derived from the cannabis plant for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, as well as for the treatment of tuberous sclerosis complex. This was the first FDA-approved drug that contains a purified substance derived from the cannabis plant. In this case, the substance is cannabidiol, or CBD, a chemical component of marijuana that does not contain the psychoactive properties of THC.  However, within the federal government, particularly between the Department of Health and Human Services (HHS) and the Drug Enforcement Administration (DEA), there is considerable tension. HHS has recommended the reclassification of marijuana, suggesting that it does not pose the same level of abuse risk as other drugs in Schedule I and has some medical benefits. In contrast, the DEA has expressed concerns, emphasizing the need for more research into marijuana’s health effects and potential for abuse, especially given the increasing potency of modern cannabis strains.  In January, 2024, the DEA confirmed it was conducting its own review of marijuana as a Schedule I drug.

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

As noted above, the DEA has confirmed that it is reviewing the HHS recommendation to reschedule marijuana from its classification as a Schedule I drug to a Schedule III drug.  Such a change would favorably impact the taxability of marijuana businesses.

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

Licenses

Once an operator obtains local approval, the operator must obtain State licenses before conducting any commercial marijuana activity. There are multiple license categories that cover all commercial activity. Lowell Farms and its subsidiaries are licensed to operate Medical and Adult-Use Manufacturing, Processing and Distribution facilities under applicable California and local jurisdictional law. Lowell Farms’ licenses permit it to possess, process, manufacture and wholesale medical and adult-use cannabis and cannabis goods in the State of California pursuant to the terms of the various licenses issued by the Department of Cannabis Control. The licenses are independently issued for each approved activity for use at the Lowell Farms facilities in California.  Lowell Farms was licensed to operate Medical and Adult-Use Nursery and Cultivation facilities through January 12, 2024 when it surrendered possession of its Zabala Road cultivation facility.

The following licenses are held by the Company:

Agency	License	City/County	Type of License
DCC	C11-0000816-LIC	City of Salinas	Distributor Provisional (Salinas)
DCC	CDPH-10002196	City of Salinas	Manufacturing Type 7: Volatile Extraction

The following license is held by 20800 Spence Road LLC, a wholly owned subsidiary of Lowell SR LLC:

Agency	License	City/County	Type of License
DCC	CCL20-0002424	Monterey County	Processor
DCC	C11-0001881	Monterey County	Distributor

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

California License and Regulations

The Adult-Use and Medicinal Cultivation licenses that have been granted to Lowell Farms up until surrendering its cultivation facility on January 12, 2024 permitted cannabis cultivation activity, which means any activity involving the planting, growing, harvesting, drying, curing, grading or trimming of cannabis. Such licenses further permit the production of a limited number of non-manufactured cannabis products and the sales of cannabis to certain licensed entities within the State of California for resale or manufacturing purposes.

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

The Adult-Use and Medicinal Processing license permit Lowell Farms to process cannabis, which means drying, curing, grading or trimming of cannabis. Such license further permit the production of a limited number of non-manufactured cannabis products and the sales of cannabis to certain licensed entities within the State of California for resale or manufacturing purposes. Processing activity is permissible to and from certain Lowell Farms and non-Lowell Farms licensees.

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

California imposes an excise tax of 15% on all purchasers of cannabis or cannabis products at retail. Prior to January 1, 2023, as a licensed distributor, the Company was required to collect and remit excise tax. As of January 1, 2023, distributors are no longer responsible to collect or remit excise taxes as the responsibility shifted to the retailers. Cities and counties apply their sales tax along with the state’s excise and many cities and counties have also authorized the imposition of special cannabis business taxes which can range from 2% to 10% of gross receipts of the business.

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

Risks Related to Our Business and Industry

We Have Limited Access to Capital

The Company’s access to capital is and may continue to be extremely limited, as a consequence of the development stage nature of the Company’s business, the Company’s recent operating results, the Company’s business focus on the cultivation, processing and distribution of cannabis products in violation of the CSA, and the dynamics of the capital markets.  This inhibits the ability of the Company to fund operations and investments in growth initiatives. The Company’s financial results, financial condition, business and prospects are and may continue to be materially adversely affected by its limited access to capital. The Company’s inability to access capital required to operate and grow the Company’s business may result in the inability of the Company to meet its obligations to third parties, which in turn could lead to the insolvency of the Company.

Dependency on California Bulk Market Prices

The Company derives a significant portion of its revenues and margin from the bulk sale of cannabis that it cultivates in the State of California and the Company’s business overall is substantially affected by the prices for bulk sales of cannabis in California.  In 2022 and 2023, the prices of bulk cannabis sales in California had deteriorated substantially and at times fell below the Company’s marginal cost of cultivating cannabis.  In January 2024 the Company surrendered possession of its cultivation facility. See Legal Proceedings.  The Company expects to periodically source and broker third party bulk cannabis. In the absence of raising external capital, a prolonged continuation of these market conditions may impede the Company’s ability to fund ongoing operations and to meet its financial obligations to third parties, which in turn could lead to the insolvency of the Company.

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

The COVID-19 Pandemic May Adversely Affect Our Business and Financial Condition.

The COVID-19 pandemic has adversely impacted commercial and economic activity and contributed to significant volatility in the equity and debt markets in the U.S. and Canada. The pandemic created significant disruption in supply chains and economic conditions. The Company has continuously sought to assess the potential impact of the pandemic on its financial condition and operating results, and any assessment is subject to extreme uncertainty as to probability, severity and duration of the pandemic. Continued spread of the virus globally could result in additional economic downturns and the effects of which could last for some period and our business, financial condition, results of operations and cash flows could be materially adversely affected. While the spread of COVID-19 has become less severe, the continuing impact of COVID-19 could have the effect of heightening many of the other risk factors described herein.

Wildfire Risks in Certain Areas of California Could Adversely Impact the Company’s Operations.

Certain areas of California, including certain areas nearby the Company’s cultivation facility in Monterey County, can be negatively impacted by wildfires. Wildfires can cause smoke and ash to pass through greenhouse vents and cause cannabis plants to fail testing. As a result, the Company will close the greenhouse vents when needed to prohibit smoke and ash from entering the greenhouses at its cultivation facility. However, closing the greenhouse vents may cause elevated temperatures within the greenhouses and as a result induced plant stress, thereby negatively affecting plant yields. Wildfires can also cause essential sunlight to be blocked out, thereby negatively affecting plant yields in another manner. Overall, such wildfires can materially disrupt the Company’s ability to harvest cannabis crops, significantly diminishing both the size and quality of the crops harvested, the Company’s supply chain, and other operations and as a result can negatively impact the Company’s business, financial position, results of operations and cash flows. While the Company believes that the addition of such systems should mitigate future negative effects of wildfires that may occur nearby the Company’s cultivation facility, there is no guarantee that such negative effects would in fact be mitigated. The extent to which any such future wildfires or any other natural disaster impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted.  The Company experienced no adverse implications from wildfires during 2022 and 2023.

The Company’s business is subject to the risks inherent in agricultural operations.

The Company’s business involves the growing of cannabis, an agricultural product. The Company’s business is subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks. Although the Company’s cultivation is substantially completed indoors under climate control, some cultivation is completed outdoors, and there can be no assurance that natural elements will not have a material adverse effect on any future production.  Commencing in January 2024, the Company no longer is growing its own cannabis but our cannabis suppliers remain subject to risks inherent in agricultural operations.

The Company may be adversely impacted by rising or volatile energy costs.

The Company’s cannabis growing suppliers consume considerable energy, which makes them vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely affect the business of the Company and our ability to operate profitably.

We are dependent on key inputs, suppliers and skilled labor and fluctuations in the cost or availability of materials we use in our products and supply chain could negatively affect our results.

The cannabis industry is dependent on a number of key inputs and their related costs, including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs, such as the raw material cost and supply of cannabis, materials we use in our products and for the construction and development of our facilities, or natural or other disruptions to power or other utility systems, could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers, or be sourced abroad. If a sole source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner, or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Manufacturing delays or unexpected transportation delays, particularly from materials we source abroad, can also cause us to incur significantly increased costs. Any of these fluctuations may increase our cost of products and have an adverse effect on our profit margins, results of operations and financial condition. Any inability to secure required supplies and services, or to do so on appropriate terms, could have a materially adverse impact on our operations.

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

Although other Canadian-listed companies have dual class or multiple voting and exchangeable share structures, given the other unique features of the capital structure of the Company, including exchangeable securities of Indus Holding Company, which equity securities are redeemable from time to time for Subordinate Voting Shares in accordance with their terms, the Company is not able to predict whether this structure will result in a lower trading price for or greater fluctuations in the trading price of the Subordinate Voting Shares or will result in adverse publicity to the Company or other adverse consequences.

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

As of March 19, 2024, there were 18,130,566 Subordinate Voting Shares outstanding and the following Subordinate Voting Shares are issuable upon the conversion, redemption, or exercise of derivate securities of Lowell Farms and Indus Holding Company:

o	893,591 Subordinate Voting Shares are issuable upon the redemption of all of the Class B Common Shares of Indus Holding Company (“Indus Class B Common Shares”);

o	900,000 Subordinate Voting Shares are issuable upon the exercise of the warrants (the “PIPE Warrants”) issued by the Company in the PIPE transaction;
o	225,652 Subordinate Voting Shares are issuable upon the exercise of warrants issued by Indus Holding Company prior to the RTO to investors in debentures of Indus Holding Company; and
o	1,375,600 Subordinate Voting Shares are issuable upon the exercise of options issued pursuant to the Company’s equity incentive plans, of which 1,119,658 shares were vested as of March 19, 2024.

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

The Company has experienced negative operating cash flows throughout its history and had negative operating cash flows for the years ended December 31, 2023 and 2022. Operating cash flows may decline in certain circumstances, many of which are beyond the Company’s control. As a result, the Company may need to allocate a portion of its existing working capital or a portion of the net proceeds of the Offering or any future securities issuance to fund any such negative operating cash flow in future periods.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 1C. Cybersecurity

Risk management and strategy

We depend on our information technology to conduct our business operations. This technology is predominantly operated on third-party platforms and services. Our business servers are owned and managed by an experienced third-party provider that addresses issues promptly in the event of a cybersecurity threat or incident.

We have tailored our business applications and hosting services to reduce the impact of cybersecurity incidents. We utilize the Google Cloud Suite for email, office documents, and communication. Our ERP and Financial System operate on RDP and SQL server, which are backed up nightly through a SQL backup. All our servers are backed up to tape and transferred off-site every night. Our third-party provider has the necessary tools to restore and clone servers in a timely manner.

Our strategy to mitigate cybersecurity risks includes monitoring and detection efforts, and the deployment of the anti-malware application ESET on all workstations and servers. The management of our Anti-Virus and Anti-Malware is performed by an experienced third party provider. Regarding third parties that manage or utilize our information technology or data, we conduct continuous monitoring of all third-party providers to ensure they adhere to our cybersecurity standards. To date, we have not experienced cybersecurity threats or incidents that have significantly impacted our business.

Governance

Our Board of Directors delegates the responsibility for cybersecurity oversight to the Audit Committee and our VP of Integration and IT Operations, who also manages our general technology risk.

Our VP of Integration and IT Operations collaborates closely with our information technology partners to pinpoint new risks and evaluate our risk management framework. This team includes employees familiar with our products and systems who also possess experience in managing cybersecurity risks.

The VP of Integration and IT Operations regularly updates the Audit Committee on cybersecurity-related risks. Our incident response plan involves informing the Management Team and then the Board of Directors about any substantial threats or incidents that occur.

ITEM 2. Properties

DESCRIPTION OF PROPERTY

Lowell Farms presently leases its facilities through its subsidiaries. The following table sets forth information about the current facilities that we use to support our operations. We believe that these facilities are generally suitable to meet our needs.

Location	Square Feet	Purpose	Lease Expiration Dates
Salinas	15,000	Manufacturing	June 30, 2028 [1]
Salinas	6,000	Administrative	December 31, 2025
Salinas	21,000	Distribution and Flower Packaging	December 31, 2024 [2]
Monterey County	255,000	Cultivation	December 31, 2034 [3]
Salinas	40,000	Processing	May 31, 2034 [4]
Total square footage	337,000

_________________

1 Lowell Farms has two 5-year extension options.

2 Lowell Farms has one 2-year extension option.

3 Facility surrendered to landlord on January 12, 2024.

4 Lowell Farms has two 10-year extension options.

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

•	Cypress Holding Company owns the majority of our equipment and is a lessee for facility and equipment leases.

•	Wellness Innovation Group Incorporated provides sales, marketing, administrative and managerial services to our other operating entities.

•	Indus LF LLC is the owner of the product portfolio and assets acquired in the Lowell Acquisition.

•

Lowell SR LLC is the lessee of our drying and midstream processing facility in Monterey County, located at 20800 Spence Road, and has a wholly owned subsidiary, 20800 Spence Road LLC, which holds certain permits related to the processing facility. LFS is operated under Lowell SR LLC.

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

Effective October 6, 2023, the Company repurchased all of the $22,157 aggregate principal amount of outstanding Senior Secured Convertible Debentures of its subsidiary, Indus Holding Company (“Indus”), together with the related warrants to purchase 10,627,483 subordinate voting shares of the Company and 4,324,845 common shares of Indus.

Each holder received as the purchase price therefor, such holder’s pro rata share, based on the proportion of the outstanding Debentures held by such holder, of (x) membership interests in LF Brandco LLC ("Brandco"), an entity formed to hold the Company’s intellectual property relating to its “Lowell Smokes” and “Lowell Herb Co.” brands (including trademarks, logos and additional identifying marks, domain names and social media accounts), and (y) 6,849,572 Subordinate Voting Shares, representing approximately 36% of the Company’s consolidated, undiluted equity interests.

The Company has entered into a license agreement with Brandco for the “Lowell” trademarks, logos, and related intellectual property on an exclusive basis in the State of California for a five-year license term, with up to three five-year extensions. The Company’s exercise of the extension terms is subject to mutual agreement on certain sales performance criteria for each extension term.

As of the closing of the Offer, the voting agreement of the Company, pursuant to which the former holders of the Debentures were entitled to nominate three out of seven members of the Company’s board of directors and consent to the nomination of a fourth, and certain contractual operating covenants in favor of the former Debenture holders, was terminated.

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

ITEM 3. Legal Proceedings

LEGAL PROCEEDINGS

Zabala Road Lease

On January 12, 2024, Cypress Holding Company, LLC (“Cypress”), a wholly owned subsidiary of the Company, surrendered possession of approximately 10 acres of real property at 139 Zabala Road, Salinas, California (the “Zabala Road Property”) leased by Cypress pursuant to a Lease Agreement dated April 1, 2017 (the “Zabala Road Lease”) with Tinhouse, LLC, dba Tinhouse Partners, LLC, as landlord (the “Landlord”). Prior to vacating the premises on January 12, 2024, the Company had operated a cultivation facility, which includes four greenhouses totaling approximately 255,000 square feet, on the Zabala Road Property.

As previously announced, in January 2023, the Company’s Board of Directors formed a strategic alternatives special committee of independent directors to explore, review and evaluate strategic and financial alternatives. As part of these efforts, the Company entered into negotiations with the Landlord to restructure the terms of the Zabala Road Lease, which provided for an expiry date of December 31, 2027, subject to five 5-year extension options exercisable by Cypress.

In September 2023, the Company and the Landlord reached a settlement amending the terms of the Zabala Road Lease and reaching agreement on all rent-related issues. The Landlord terminated the Zabala Road Lease via a letter dated October 6, 2023, which was served by its counsel on the Company on October 10, 2023. On October 16, 2023, the Company filed a lawsuit in the Monterey County California Superior Court for breach of contract and specific performance against the Landlord to enforce the settlement terms. The Landlord filed counterclaims and an unlawful detainer action against the Company, claiming damages of more than $36 million, which the Landlord claims are based on an analysis of accelerated rent due through the end of the term of the Zabala Road Lease, along with attorney’s fees, improvements, and other undefined costs.

The Company intends to vigorously defend itself against the claims made by the Landlord. However, no assurance can be provided as to whether or not the Company will prevail, and it may be required to pay significant monetary damages.

Potency and Labeling

A putative class action was filed in the Los Angeles County California Superior Court on behalf of all California consumers who purchased products made by Lowell Farms, Inc. in California. The case alleges that Lowell failed to accurately label its products with the THC% identified by its testing laboratories, and that California consumers were thereby deceived into paying higher prices for Lowell’s products than they otherwise would have.

No trial has been scheduled in this matter. The parties are presently engaged in the process by which Plaintiff will bring a motion seeking certification of a class. The class certification motion is scheduled to be heard on August 26, 2024. Plaintiff has served discovery requests limited to class certification issues, but the parties have not engaged in any merits discovery. It is difficult to evaluate any potential outcome at such an early stage of the case where there has been no merits discovery. The Company is prepared to vigorously defend itself at the trial if a class is certified and a settlement is not reached. It is difficult to evaluate the likely outcome of a trial because Plaintiff has not articulated a theory of damages. In addition, due to the early nature of the case, an estimate of a loss cannot be made.

There are no other legal proceedings material to the Company to which the Company or a subsidiary thereof is a party or of which any of their respective property is the subject matter, nor are there any such proceedings known to the Company to be contemplated, and there have been no such legal proceedings during the Company’s most recently completed financial year.

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

In August 2023, the Company effected reverse stock split consolidating all of its Subordinate Voting Shares on the basis of one post-consolidation Subordinate Voting Share for every ten pre-consolidation Subordinate Voting Shares, effective August 31, 2023. All share and per share data presented herein has been retroactively adjusted to reflect the reverse stock split.

The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the CSE.

Period	High Trading Price C($)	Low Trading Price C($)
Q4 2023	$0.40	$0.18
Q3 2023	$0.61	$0.26
Q2 2023	$0.70	$0.35
Q1 2023	$1.55	$0.35
Q4 2022	$3.00	$1.00
Q3 2022	$3.60	$1.90
Q2 2022	$5.30	$2.50
Q1 2022	$6.40	$2.90

The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the OTCQX.

Period	High Trading Price US ($)	Low Trading Price US($)
Q4 2023	$0.30	$0.14
Q3 2023	$0.45	$0.15
Q2 2023	$0.58	$0.30
Q1 2023	$1.15	$0.30
Q4 2022	$2.20	$0.70
Q3 2022	$2.90	$1.40
Q2 2022	$4.60	$1.90
Q1 2022	$5.30	$2.30

Shareholders

We had approximately 379 shareholders of record as of March 19, 2024. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

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

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2023, COMPARED TO YEAR ENDED DECEMBER 31, 2022

This management's discussion and analysis ("MD&A") of the financial condition and results of operations of the Company is for the years ended December 31, 2023 and 2022. All dollar amounts in this MD&A are expressed in thousands of United States dollars ("$" or "US$"), unless otherwise indicated.

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

OVERVIEW OF THE COMPANY

We are a California-based cannabis company with vertically integrated operations including large scale cultivation, extraction, processing, manufacturing, branding, packaging and wholesale distribution to retail dispensaries. We manufacture and distribute proprietary and a limited number of third-party brands throughout the State of California, the largest cannabis market in the world. We also provide manufacturing, extraction and distribution services to several third-party cannabis and cannabis branding companies. We operate a 255,000 square foot greenhouse cultivation and warehouse facility and a 40,000 square foot processing facility in Monterey County, a 15,000 square foot manufacturing and laboratory facility in Salinas, California, a separate 21,000 square foot distribution and flower packing facility in Salinas, California and a warehouse depot in Los Angeles, California.  On January 12, 2024, we surrendered possession of the greenhouse facility.  See “Recent Developments.”

Our present product offerings include flower, pre-rolls, vape pens, oils, extracts, chocolate edibles, mints, gummies, topicals and tinctures. We sell our products under owned and third-party brands. Brands we own include the following: Cypress Cannabis (a premium flower brand); Flavor Extracts (crumble and terp sugar products): Kaizen (premium brand cannabis concentrates); House Weed (a value driven flower, vapes and concentrates offering delivering a flavorful and potent experience); Moon (a range of high-potency, high-quality and high-value edibles); Humble Flower (a premium brand offering cannabis-infused topicals, pre-rolls, sublingual tablets); and Original Pot Company (baked edibles). We also exclusively manufacture and distribute Lowell Herb Co. and Lowell Smokes (premium packaged flower, pre-roll, concentrates, and vape products); 35s (a line of automated pre-rolls) and products for several other third party brands in California and provide third party extraction processing and distribution services and bulk extraction concentrates and flower to licensed manufacturers and distributors.

Since 2017, we have conducted cannabis cultivation operations located in Monterey County, California. We operated a cultivation facility which included four greenhouses totaling approximately 255,000 square feet sited on 10 acres located on Zabala Road. Farming cannabis at this scale enabled us to curate specialized strains and maintain greater control over the quantity and quality of cannabis available for our products, preserving the consistency of our flower and cannabis feedstocks for our extraction laboratory and product manufacturing operations. We maintained a strict quality control process which facilitates a predictable output yield of pesticide-free products.  As noted previously, we surrendered possession of the cultivation facility on January 12, 2024.

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

•

Lowell SR LLC is the lessee of our drying and midstream processing facility located in Monterey County, located at 20800 Spence Road, and through its wholly owned subsidiary 20800 Spence Road LLC, which holds certain permits and licenses related to the processing facility. LFS is operated under Lowell SR LLC.

The Company's corporate office and principal place of business is located at 19 Quail Run Circle, Salinas, California. As of December 31, 2023, we had 165 full-time employees, including 163 full-time and 2 part-time, substantially all of whom are located in California. Additionally, Lowell Farms utilizes contract employees in security, cultivation, processing, packaging and warehousing activities. The use of contract employees enables Lowell Farms to manage variable staffing needs and in the case of cultivation and security personnel, access to experienced, qualified and readily available human resources.

Recent Developments

Surrender of Cultivation Facility

On January 12, 2024, Cypress Holding Company, LLC (“Cypress”), a wholly owned subsidiary of the Company, surrendered possession of approximately 10 acres of real property at 139 Zabala Road, Salinas, California (the “Zabala Road Property”) leased by Cypress pursuant to a Lease Agreement dated April 1, 2017 (the “Zabala Road Lease”) with Tinhouse, LLC, dba Tinhouse Partners, LLC, as landlord (the “Landlord”). Prior to vacating the premises on January 12, 2024, the Company had operated a cultivation facility, which includes four greenhouses totaling approximately 255,000 square feet, on the Zabala Road Property.

As previously announced, in January 2023, the Company’s Board of Directors formed a strategic alternatives special committee of independent directors to explore, review and evaluate strategic and financial alternatives. As part of these efforts, the Company entered into negotiations with the Landlord to restructure the terms of the Zabala Road Lease, which provided for an expiry date of December 31, 2027, subject to five 5-year extension options exercisable by Cypress.

In September 2023, the Company and the Landlord reached a settlement amending the terms of the Zabala Road Lease and reaching agreement on all rent-related issues. The Landlord terminated the Zabala Road Lease via a letter dated October 6, 2023, which was served by its counsel on the Company on October 10, 2023. In October 2023, the Company filed a lawsuit for breach of contract and specific performance against the Landlord to enforce the settlement terms. The Landlord filed counterclaims and an unlawful detainer action against the Company, claiming damages of more than $36 million, which the Landlord claims are based on an analysis of accelerated rent due through the end of the term of the Zabala Road Lease, along with attorney’s fees, improvements, and other undefined costs.

The Company intends to vigorously defend itself against the claims made by the Landlord. However, no assurance can be provided as to whether or not the Company will prevail, and it may be required to pay significant monetary damages.

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

These measures are not necessarily comparable to similarly titled measures used by other companies.

The table below reconciles Net loss to Adjusted EBITDA for the periods indicated:

	Years Ended
	December 31,	December 31,
(in thousands)	2023	2022
Net loss	$(37,342)	$(24,564)
Interest expense(2)	3,837	5,499
Provision for income taxes	161	191
Depreciation and amortization in cost of goods sold	4,696	6,320
Depreciation and amortization in operating expenses	421	448
Depreciation and amortization in other income (expense)	-	608
EBITDA(1)	(28,227)	(11,498)
Investment and currency losses	30	130
Inventory revaluation	(157)	-
Impairment Expense	2,267	3,240
Debt Repurchase Charges(3)	13,477	-
Impairment on Cultivation Facility	6,822	-
Share-based compensation	231	564
Other charges(2) (4) (5)	(2,161)	(1,984)
Adjusted EBITDA(1)	$(7,718)	$(9,548)

_____________

(1) Non-GAAP measure

(2) In 2022, net of $864 of financing charges related to the ERC claim, reclassified from interest expense on the Condensed Consolidated Statements of Income (Loss) to transaction and other special charges in the Adjusted EBITDA table.

(3) Comprised of $13,245 of impairment charges on intangible assets and $232 of legal expenses incurred in the year ending December 31, 2023 related to the debt settlement and asset sale. All charges were included in other income (expense) on the Condensed Consolidated Statements of Income (Loss).

(4) For the year ended December 31, 2023, reflects a one time, non-recurring adjustment to prior period yield and processing variances on the Company’s processing facility, included in cost of goods sold on the Condensed Consolidated Statements of Income (Loss).

(5) Includes a $3,884 gain on lease transactions during the year. All charges were included in other income (expense) on the Condensed Consolidated Statements of Income (Loss).

RESULTS OF OPERATIONS

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenue

We derive our revenue from sales of extracts, distillates, branded and packaged cannabis flower, pre-rolls, concentrates and edible products to retail licensed dispensaries and bulk flower, biomass and concentrates to licensed manufacturers and distributors in the state of California. In addition, we distribute proprietary and several third-party brands throughout the state of California, and commencing in the quarter ended September 30, 2021, we began providing fee services for drying and processing third-party product for licensed cultivators in the State of California and we licensed the Lowell Smokes brand in Illinois and Massachusetts in 2021. The Company licensed the Lowell Smokes brand to Schwazze in Colorado and New Mexico in 2022. On October 6, 2023, as part of the Debenture Repurchase, the Company sold the rights to the Lowell Smokes brand.  The Company recognizes revenue upon delivery of goods to customers since at this time performance obligations are satisfied.

The Company classifies its revenues into the following major categories: Consumer Packaged Goods (“CPG”) revenue, Bulk revenue, Lowell Farm Services revenue, and Licensing revenue.

•	CPG products are primarily sales of proprietary brands of the Company.

•	Bulk product includes revenue from flower, biomass and distillates sales.

•	Lowell Farm Services revenue is related to our processing facility that provides drying, bucking, trimming, sorting, grading, and packaging services.

•	Licensing revenue includes fees from licensing the Lowell Smokes brand and sales of packaging and support services associated with non-California based activities.

Revenue by Category

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022:

	Years Ended
	December 31,	December 31,
(in thousands)	2023	2022	$ Change	% Change
CPG	$18,048	$28,340	$(10,292)	-36%
Bulk	7,973	9,898	(1,925)	-19%
Lowell Farm Services	1,582	3,700	(2,118)	-57%
Licensing	662	1,597	(935)	-59%
Net revenue	$28,265	$43,535	$(15,270)	-35%

CPG Revenues decreased to $18.0 million during the year ended December 31, 2023, a decline of $10.3 million compared to the same period in the prior year. While overall revenue declined, Lowell brand revenues continue to make up the largest percentage of sales with approximately $13.8 million for the year ended December 31, 2023, and represented approximately 78% of total CPG revenues. Lowell brand revenues year over year declined 30%, as Lowell brand revenues were $19.6 million and represented approximately 30% of CPG revenues for the year ended December 31, 2022. House Weed brand revenues decreased to $1.2 million in the year ended December 31, 2023 compared to $6.4 million in the same period of the prior year. As a percentage of total CPG revenues, House Weed decreased to 7% for the current period, compared to 23% in the prior year. The Company focused efforts on expanding third party distributed brands in the year ended December 31, 2023 resulting in third party distributed revenue increasing by $2.0 million, from $0.2 million during the year ended December 31, 2022. Revenue from third party distributed brands are included within CPG revenue. The increase in revenue for the year is driven by an expanded brand portfolio when comparing periods.

During the year ended December 31, 2023, bulk sales decreased to $8.0 million, a decline of $1.9 million compared to same period in the prior year. Total pounds of self-grown bulk flower sold decreased by approximately 42% during the year, however realized prices per pound on that flower increased by approximately 22% during the same period. Additionally, the Company realized an approximately 39% decrease in bulk flower pricing during the fourth quarter of the year ended December 31, 2023, but that was offset by a 162% increase in pounds sold, compared to the third quarter of the same year.

LFS and licensing revenues decreased to $2.2 million for the year ended December 31, 2023, compared to $5.3 million in the same period of the prior year. Licensing revenue was $0.7 million for the year ended December 31, 2023 compared to $1.6 million for the same period in the prior year. The Company sold the out of state licensing agreements during the convertible debt repurchase.

Cost of Sales, Gross Profit and Gross Margin

Cost of goods sold consists of direct and indirect costs of production processing and distribution, and includes amounts paid for direct labor, raw materials, packaging, operating supplies, and allocated overhead, which includes allocations of right of use asset depreciation, insurance, managerial salaries, utilities, and other expenses, such as employee training, cultivation taxes and product testing. The Company manufactures for several brands and processes for cultivators that do not have the capability, licensing or capacity to process their own products. The fees earned for these activities absorb fixed overhead in manufacturing and generates service revenue. Our focus in 2024 is expected to be on flower, pre-rolls and on processing third party product at our processing facility. With the exit from the cultivation facility during early 2024, we will be able to react quickly to the demands of the market to better source our production needs and better control spending on third party purchased flower to manage cash outflows on flower and CPG manufacturing. We are focusing on executing smaller, more frequent production runs to lower inventory working capital, optimize efficiencies and expedite product getting to the market faster.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022:

	Years Ended
	December 31,	December 31,
(in thousands)	2023	2022
Net revenue	$28,265	$43,535
Cost of goods sold	35,707	45,376
Gross profit	$(7,442)	$(1,841)
Gross margin	-26.3%	-4.2%

Gross margin was (26.3%) and (4.2%) in the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company recorded impairment and write downs related to the cultivation facility, which was exited during early 2024. Included in cost of goods sold is $2.6 million of inventory impairment related to existing the cultivation facility, $1.6 million of expense related to the reclassification of leases from finance leases to operating leases, $1.7 million of one-time non-recurring yield and processing variances on the cultivation and processing facilities and approximately $3 million of variances recorded on the cultivation facility prior to lease termination. The variances recorded on the cultivation facility were the result of lower yields harvested during the year from adverse weather conditions and plant health which led to higher costs per pound of production and unfavorable product margins. The cultivation and yield and processing variances are not expected to recur during subsequent periods.

We expect to realize improved gross margin in 2024 as a result of exiting our cultivation facility, taking advantage of favorable per pound pricing on purchased flower and increased operating efficiencies. We recognized certain non-routine expenses related to inventory valuation and manufacturing variances that we do not expect to reoccur in 2024 that would favorably impact gross margin in future periods.

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

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022:

	Years Ended
	December 31,	December 31,
(in thousands)	2023	2022
Total operating expenses	$10,120	$15,275

Total operating expenses decreased $5.2 million for the year ended December 31, 2023, compared to the prior year, primarily as a result of lower salaries and wage related expenses, a reduction in professional fees during the year, a reduction in slotting fees which are recognized as a sales discount in 2022 and an overall decline in travel and entertainment expenses incurred, all of which was offset by an increase in legal fees related to the sale leaseback, exiting the cultivation facility and the convertible debt repurchase. Operating expenses increased as a percentage of sales to 36% in the year ended December 31, 2023, from 35% in the year ended December 31, 2022. Stock based compensation expense for the year ended December 31, 2023 decreased compared to the prior year by $0.3 million. Operating expenses in 2024 are expected to be relatively flat year over year as we maintain current headcount, marketing levels and infrastructure expenditures while pursuing revenue generating leads.

Other Income (Expense)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022:

	Years Ended
	December 31,	December 31,
(in thousands)	2023	2022
Total other expense	$(19,619)	$(7,257)

During the year ended December 31, 2023, the Company incurred approximately $15.2 million of intangible asset impairment related charges, including $13.2 million related to the Lowell brand assets. The Company recorded $8.7 million of impairment related to long lived assets of the cultivation facility, which were primarily leasehold improvements and equipment, as well as a $4.9 million gain on the net right of use assets and liabilities from the cultivation facility. The Company recorded $3.1 million of interest expense related to the right of use liabilities, the mortgage on the processing facility prior to the sale lease back and on the convertible debt prior to the Brandco deal. The results in the year ending December 31, 2022 include recognition of a sale of an Employee Retention Credit of $2.8 million that was earned during the period, net of financing costs of $862 to facilitate the sale of the credit. During the year ended December 31, 2022, the Company recognized $3.2 million of impairment expense on certain capitalized fixed and right-of-use assets related to the Los Angeles distribution facility.

Provision for Income Taxes

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022:

	Years Ended
	December 31,	December 31,
(in thousands)	2023	2022
Provision for income taxes	$161	$191
Effective Tax Rate	-0.4%	-0.8%

Provision for income taxes for the year ended December 31, 2023, is comparable to the prior year and primarily reflects state and franchise taxes due to existing net operating losses.

Net Loss

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022:

	Years Ended
	December 31,	December 31,
(in thousands)	2023	2022
Net loss	$(37,342)	$(24,564)

We incurred a net loss of $37.3 million in the year ended December 31, 2023 compared to a net loss of $24.6 million in the prior year, as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary need for liquidity is to fund the working capital requirements of our business, capital expenditures, general corporate purposes, and debt service. Our primary source of liquidity is funds generated by financing activities. Our ability to fund our operations, to make planned capital expenditures, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, and ability to obtain equity or debt financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond our control. Cash generated from ongoing operations were not sufficient to fund operations and, in particular, to fund the Company’s short term capital investments into manufacturing and cultivation expansions or to fund growth initiatives in the long-term. The Company raised additional funds from a $6.6 million convertible debenture and warrant financing in the third quarter of the year ended December 31, 2022, and an additional $9.0 million from a sale leaseback transaction during the quarter ending June 30, 2023

As of December 31, 2023, the Company had $2.3 million of cash and cash equivalents and $3.5 million of working capital, compared to $1.1 million of cash and cash equivalents and ($13.1) million of working capital as of December 31, 2022. As of December 31, 2023, included in working capital is $1.0 million of deposits that are held for future cash management needs. The increase in working capital is due to $21.4 million of convertible debentures that were repurchased by the Company during October, 2023.

The Company is focused on improving its balance sheet by improving accounts receivable collections, right-sizing inventories and increasing gross profits. We have taken a number of steps to improve our cash position and to continue to fund operations and capital expenditures including:

•	Focusing on collection of principal balances only. Effective in 2023, excise tax is assessed to retailers which simplifies accounts receivable management;

•	Scaled back our investment in and support for non-core brands;

•	Focused marketing and brand development activities on significantly growing Lowell and owned brands;

•	Restructured our organization and identified operating, selling and administrative expense cost efficiencies;

•	Developed LFS, which commenced operations in the third quarter of 2021 to add revenue and cash flow generation through processing third party flower;

•	In 2022 and 2023 we reduced headcount and significantly decreased our seasonal workforce as we focus on necessary infrastructure to support our current operations;

•	Re-negotiating leases on facility space, including leasing more economically feasible facilities in Los Angeles and selling and leasing back our processing facility; and

•	Exited our cultivation facility to take advantage of profitably sourcing flower from multiple third party sources. Refer to “Recent Developments” and “Subsequent Events.”

Cash Flows

The following table presents the Company's net cash inflows and outflows from the consolidated financial statements of the Company for the years ended December 31, 2023 and 2022:

	Years Ended
	December 31,	December 31,	Change
(in thousands)	2023	2022	$	%
Net cash used in operating activities	$(6,041)	$(6,444)	$403	6%
Net cash used in investing activities	(135)	(4,190)	4,055	97%
Net cash provided by financing activities	7,389	3,845	3,544	92%
Change in cash and cash equivalents	$1,213	$(6,789)	$8,002	118%

Cash used in operating activities

Net cash used in operating activities was $(6.0) million for the year ended December 31, 2023, compared to ($6.4) million or a 6% favorable improvement from the year ended December 31, 2022. The change was primarily driven by operating losses of $37.3 million which included non-cash impairment expenses of $24.3 million, inventory decreasing by $6.0 million, prepaids and other assets decreasing by $2.8 million and offset by accounts receivable decreasing by $0.9 million in the year ended December 31, 2023, reflecting collection efforts. For the year ended December 31, 2023, included in operating activities is $0.4 million of principal payments on operating leases.

Cash used in investing activities

Net cash used in investing activities was $0.1 million for the year ended December 31, 2023, compared to $4.2 million or a 97% usage reduction from the year ended December 31, 2022. For the year ended December 31, 2022 the Company invested $4.3 million, primarily for manufacturing equipment for the automated pre-roll line while there were no major capital expenditures during the year ended December 31, 2023.

Cash  provided by financing activities

Net cash provided by financing activities was $7.4 million for the year ended December 31, 2023, compared to net cash provided by financing activities of $3.8 million or a 92% increase from the year ended December 31, 2022. The change was due to funding received from the sale leaseback transaction compared to proceeds from convertible debt issuances in the prior year.

Working Capital and Cash on Hand

The following table presents the Company's cash on hand and working capital position as of December 31, 2023 and 2022:

	Years Ended
	December 31,	December 31,	Change
(in thousands)	2023	2022	$	%
Working capital(1)	$3,475	$(13,088)	$16,563	127%
Cash and cash equivalents	$2,311	$1,098	$1,213	111%

_____________

(1) Non-GAAP measure - see Non-GAAP Financial Measures in this MD&A.

At December 31, 2023, we had $2.3 million in cash and cash equivalents and $3.5 million of working capital, compared to $1.1 million of cash and cash equivalents and ($13.1) million of working capital at December 31, 2022. The increase in cash and cash equivalents in the year ended December 31, 2023 was primarily due to funding operational losses being offset by proceeds from the $8.9 million sale lease back. The working capital improvement was driving by the convertible debt repurchase during October, 2023.

The Company’s future working capital is expected to be significantly impacted by the growth in operations and continuing margin improvement.

Refer to “Recent Developments” and “Subsequent Events” for further discussion on exiting cultivation activities in January 2024. Through sourcing competitively priced flower and focusing on current CPG products, third party distribution and processing activities, the Company believes that cash on hand and cash flows from operations will be adequate to meet our operational needs for the next 12 months.  Should market conditions significantly change adversely, there is no guarantee that our cash on hand and cash flows from operations will be adequate to meet our operational needs for the next 12 months.

CHANGES IN OR ADOPTION OF ACCOUNTING PRONOUNCEMENTS

This MD&A should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2023. See Note 1 of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recently adopted accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of significant accounting policies are described in Note 1 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

CONSOLIDATED FINANCIAL POSITION

	December 31,	December 31,
Consolidated Financial Position	2023	2022
Cash and cash equivalents	$2,311	$1,098
Current assets	$12,088	$17,562
Property, plant and equipment, net	$4,099	$31,284
Right of use assets, net	$18,327	$27,362
Total assets	$37,613	$118,823
Current liabilities (1)	$8,613	$30,650
Working capital (1)	$3,474	$(13,088)
Long-term notes payable including current portion	$3	$285
Lease obligations including current portion	$19,512	$33,999
Total stockholders' equity	$11,477	$48,117

_____________

(1) During December 31, 2022, includes $21,398 of convertible debentures, net that mature in October 2023

OUTSTANDING SHARE DATA

As of March 26, 2024, the Company had the following securities issued and outstanding:

Number of Shares
(in thousands)	(on an as converted basis)
Issued and Outstanding
Subordinate voting shares	18,131
Class B shares (1)	894
Super voting shares	20
Reserved for Issuance
Options	1,376
Warrants	1,126
21,547

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

Off-Balance Sheet Arrangements

During 2023 and 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Credit Risk

•

Credit risk is the risk of a potential loss to the Company if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at December 31, 2023 and December 31, 2022 is the carrying amount of cash and cash equivalents and accounts receivable. All cash and cash equivalents are placed with U.S. and Canadian financial institutions.

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

•	In addition to the commitments outlined in Note 15, the Company has the following contractual obligations at December 31, 2023 and 2022:

	Maturity: < 1 Year		Maturity: > 1 Year
	December 31,		December 31,
(in thousands)	2023	2022	2023	2022
Accounts payable and Other accrued liabilities	$6,257	$5,961	$-	$-

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lowell Farms, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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
Los Angeles, California March 26, 2024 PCAOB ID Number 6580

LOWELL FARMS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,311	$1,098
Accounts Receivable - net of allowance for doubtful accounts of $959 and $1,053 at December 31, 2023 and December 31, 2022, respectively	2,620	4,163
Inventory	4,760	10,779
Prepaid expenses and other current assets	2,397	1,522
Total current assets	12,088	17,562
Property and equipment, net	4,099	31,284
Right of use assets, net	18,327	27,362
Other intangibles, net	2,544	42,202
Other assets	555	413

Total assets	$37,613	$118,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,314	$2,307
Accrued payroll and benefits	363	350
Notes payable, current portion	3	282
Lease obligation, current portion	1,990	2,659
Convertible debentures	-	21,398
Other current liabilities	1,943	3,654
Total current liabilities	8,613	30,650
Notes payable	-	3
Lease obligation	17,522	31,340
Convertible debentures	-	-
Mortgage obligation	-	8,713
Total liabilities	26,135	70,706
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Share capital	192,445	191,742
Accumulated deficit	(180,967)	(143,625)
Total stockholders' equity	11,478	48,117

Total liabilities and stockholders' equity	$37,613	$118,823

See Accompanying Notes to Consolidated Financial Statements

LOWELL FARMS INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share amounts)

	Years Ended
	December 31,	December 31,
	2023	2022
Net revenue	$28,265	$43,535
Cost of goods sold	35,707	45,376

Gross profit (loss)	(7,442)	(1,841)

Operating expenses
General and administrative	7,302	9,553
Sales and marketing	2,397	5,274
Depreciation and amortization	421	448
Total operating expenses	10,120	15,275

Loss from operations	(17,562)	(17,116)

Other income/(expense)
Other income (expense)	8,541	2,455
Unrealized loss on change in fair value of investment	(28)	(109)
Impairment expense of long-lived assets	(24,295)	(3,240)
Interest expense	(3,837)	(6,363)
Total other income (expense)	(19,619)	(7,257)

Loss before provision for income taxes	(37,181)	(24,373)
Provision for income taxes	161	191
Net loss	$(37,342)	$(24,564)

Net loss per share:
Basic	$(2.71)	$(2.17)
Diluted	$(2.71)	$(2.17)
Weighted average shares outstanding:
Basic	13,790	11,318
Diluted	13,790	11,318

See Accompanying Notes to Consolidated Financial Statements

LOWELL FARMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Year Ended December 31, 2022

	Subordinate Voting	Super Voting	Share	Accumulated	Total Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2021	11,181	20	$189,368	$(119,061)	$70,307
Net loss	-	-	-	(24,564)	(24,564)
Shares issued in connection with asset acquisition	1,000	-	1,800	-	1,800
Share re-purchase	(40)	-	-	-	-
Issuance of vested RSUs	14	-	10	-	10
Share-based compensation expense	22	-	564	-	564
Balance-December 31, 2022	12,177	20	$191,742	$(143,625)	$48,117

	Year Ended December 31, 2023

	Subordinate Voting	Super Voting	Share	Accumulated	Total Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2022	12,177	20	$191,742	$(143,625)	$48,117
Net loss	-	-	-	(37,342)	(37,342)
Shares issued in connection with debenture conversion	6,843	-	2,027	-	2,027
Warrants Cancelled with brand sale	-	-	(1,555)	-	(1,555)
Issuance of vested RSUs	4	-	-	-	-
Share-based compensation expense	-	-	231	-	231
Balance-December 31, 2023	19,024	20	$192,445	$(180,967)	$11,478

See Accompanying Notes to Consolidated Financial Statements

LOWELL FARMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,	December 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(37,342)	$(24,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,117	7,376
Amortization of debt issuance costs	712	937
Share-based compensation expense	231	564
Provision for doubtful accounts	616	517
Loss on sale of assets	-	59
Gain on sale leaseback	(3,004)	-
Gain on lease settlement	(880)	-
Unrealized loss (gain) on change in fair value of investments	28	109)
Impairment expense	24,295	3,240
Gain on lease termination	(5,020)	-
Changes in operating assets and liabilities:
Accounts receivable	927	3,542
Inventory	6,019	2,564
Prepaid expenses and other current assets	2,731	454
Other assets	(270)	(106)
Operating lease liabilities	(443)	-
Accounts payable and accrued expenses	242	(1,136)
Net cash used in operating activities	$(6,041)	$(6,444)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from asset sales	$-	$60
Purchases of property and equipment	(135)	(4,250)
Acquisition of business assets, net	-	-
Net cash used in investing activities	$(135)	$(4,190)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible notes, net of financing costs	$-	$6,552
Principal payments on finance lease obligations	(1,527)	(2,497)
Payments on notes payable	(75)	(210)
Proceeds from sale leaseback	8,991	-
Issuance costs related to subordinate voting share offering	-	-
Proceeds from exercise of warrants and options	-	-
Net cash provided by financing activities	$7,389	$3,845

Change in cash and cash equivalents	$1,213	$(6,789)
Cash and cash equivalents-beginning of year	1,098	7,887
Cash, cash equivalents-end of period	$2,311	$1,098

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,689	$4,215
Cash paid during the period for income taxes	$87	$171

OTHER NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment not yet paid for	$7	$819
Issuance of subordinate voting shares to acquire purchase rights	$-	$1,800
Issuance of subordinate voting shares in convertible debenture repurchase	$2,027	$-

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

As of December 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents exceeded FDIC insured limits by $1,974 and $360, respectively.

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

Impairment of Long-lived Assets

Long-lived assets, including property, plant and equipment and intangible assets are reviewed for impairment at each statement of financial position date or whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds its recoverable amount. For the purpose of impairment testing, assets that cannot be tested individually are grouped together into the smallest group of assets that generates cash inflows from continuing use that are largely independent of the cash inflows of other assets or groups of assets. The recoverable amount of an asset or an asset group is the higher of its fair value, less costs to sell, and its value in use. If the carrying amount of an asset exceeds its recoverable amount, an impairment charge is recognized immediately in profit or loss equal to the amount by which the carrying amount exceeds the recoverable amount. Where an impairment loss subsequently reverses, the carrying amount of the asset is increased to the lesser of the revised estimate of the recoverable amount, and the carrying amount that would have been recorded had no impairment loss been recognized previously.

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

The Company accounts for sales leaseback transactions in accordance with ASC 842-40: Sale and Leaseback Transactions. The Company determines whether the transfer of an asset represents a sale based on requirements from Topic 606, lease classification, and nature of purchase options. If a transfer is deemed a sale and at fair value, the Company derecognizes the asset and records a gain/(loss) in the income statement. If a transfer is deemed a sale and not at fair value, the Company derecognizes the asset and does not recognize a gain/(loss) in the income statement. If a transfer of the asset is not a sale, the Company does not derecognize the asset.

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

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Licensing

The Company has entered into contracts to license the right to utilize the Company’s branding and intellectual property. For all sales utilizing the license, the Company recognizes a percentage based license fee. Revenue is recognized when performance obligations are satisfied by recognizing fees on sales utilizing the licensed property to other companies. Contracts exist that define the property that is licensed, the time period, the fees and payment terms. These types of revenues accounted for under ASC Topic 606, generally, do not require significant estimates or judgments based on the nature of the Company’s revenue stream.

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

Lowell Farms Services

The Company performs various processing activities under Lowell Farms Services including drying, bucking, trimming, sorting, grading and packaging operations. Revenue is recognized when it satisfies a performance obligation by completing the agreed upon services that were negotiated with a customer. A contract, whether a verbal or written sales order, is established with customers prior to completing the agreed upon services with the type of services to be performed and with the agreed upon pricing and timing. The transaction price is based on the nature of the services to be performed and market pricing. Performance obligation satisfaction occurs upon completion of the services performed. These types of revenues accounted for under ASC Topic 606, generally, do not require significant estimates or judgments based on the nature of the Company’s revenue stream. The Company’s contracts do not include multiple performance obligations or material variable consideration.

Research and Development

Research costs are expensed as incurred. For the years ended December 31, 2023 and 2022, research costs are immaterial.

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

Accounting standards not yet adopted

In October 2021, the FASB issued ASU 2021-08-Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in ASU 2021-08 require that an entity recognizes and measures contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (“Topic 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022, which means it was effective for our fiscal year beginning January 1, 2023 and did not have a material impact on our consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on our consolidated financial statements.

 LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets were comprised of the following items:

	December 31,	December 31,
(in thousands)	2023	2022
Deposits	$1,134	$595
Insurance	237	235
Supplier advances	26	375
Interest and taxes	26	69
Licenses and payments	106	146
Royalty Advance	853	-
Other	15	102
Total prepaid and other current assets	$2,397	$1,522

3. INVENTORY

Inventory, net was comprised of the following items:

	December 31,	December 31,
(in thousands)	2023	2022
Raw materials	$1,400	$7,431
Work in process	307	940
Finished goods	3,053	2,408
Total inventory	$4,760	$10,779

As a result of the Zabala lease termination, the Company wrote off $2,607 of plant inventory that was in the facility as of the end of the year, which was recorded in cost of goods sold.

The Company recorded an inventory reserve of $1,780 and $1,492 for the year ended December 31, 2023 and 2022, respectively.

4. OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	December 31,	December 31,
(in thousands)	2023	2022
Excise and cannabis tax	$3	$948
Third party brand distribution accrual	558	17
Insurance and professional fee accrual	287	158
Interest and tax accrual	109	921
Employee Retention Credit financing accrual	441	441
Equipment purchase accrual	-	724
Other	545	445
Total other current liabilities	$1,943	$3,654

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

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. PROPERTY AND EQUIPMENT AND RIGHT OF USE ASSETS

A reconciliation of the beginning and ending balances of property and equipment, right of use assets and accumulated depreciation during the years ended December 31, 2023 and 2022, and property and equipment, net and right of use assets, net as of for the same years are as follows:

	Land and	Leasehold	Furniture and			Construction	Right of
(in thousands)	Buildings	Improvements	Fixtures	Equipment	Vehicles	in Process	Use Assets	Total
Costs
Balance-December 31, 2022	$15,719	$12,437	$50	$6,499	$830	$35	$37,081	$72,651
Additions	-	29	-	106	-	-	17,068	17,203
Disposals	(15,719)	(202)	-	-	-	-	-	(15,921)
Remeasurements	-	-		-	-	-	(4,602)	(4,602)
Impairments	-	(10,148)	-	(1,310)	-	-	(28,230)	(39,688
Balance-December 31, 2023	$-	$2,116	$50	$5,295	$830	$35	$21,317	$29,643

Accumulated Depreciation
Balance-December 31, 2022	$(315)	$(1,815)	$(49)	$(1,498)	$(608)	$-	$(9,719)	$(14,004)
Depreciation	(71)	(837)	-	(925)	(136)	-	(2,742)	(4,711)
Disposals	386	55	-	-	-	-	-	441
Remeasurement	-	-	-	-	-	-	2,661	2,661
Impairments	-	1,516	-	70	-	-	6,810	8,396
Balance-December 31, 2023	$-	$(1,081)	$(49)	$(2,353)	$(744)	$-	$(2,990)	$(7,217)

Net Book Value-December 31, 2023	$-	$1,035	$1	$2,942	$86	$35	$18,327	$22,426

Construction in process represents assets under construction related to cultivation, manufacturing, and distribution facilities not yet completed or otherwise not placed in service.

Depreciation expense of $4,711, and $7,022, were recorded for the years ended December 31, 2023 and 2022 respectively, of which $4,613 and $6,292, respectively, were included in cost of goods sold. Depreciation expense of $608 was also recorded in other expense for the year ended December 31, 2022.

As a result of the Zabala lease termination, the Company wrote off $8,632 of leasehold improvements and $151 of equipment resulting in an impairment expense of $8,783, which was recorded in other income and expense.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INTANGIBLE ASSETS

A reconciliation of the beginning and ending balances of intangible assets and accumulated amortization during the years ended December 31, 2023 and 2022 are as follows:

	Definite Life Intangibles		Indefinite Life
	Technology/	Acquired Purchase	Intangibles Brands &
(in thousands)	Know How	Rights	Tradenames	Total
Costs
Balance-December 31, 2022	$3,258	$1,800	$37,707	$42,765
Sale of Brand Assets			(24,053)	(37,299)
Impairment	(258)	(1,384)	(13,654)	(2,050)
Balance-December 31, 2023	$3,000	$416	$-	$3,416

Accumulated Amortization
Balance-December 31, 2022	$(535)	$(28)	$-	$(563)
Amortization	(323)	(83)	-	(406)
Impairment	97	-		97
Balance-December 31, 2023	$(761)	$(111)	$-	$(872)

Net Book Value
December 31, 2022	$2,723	$1,772	$37,707	$42,202

Net Book Value
December 31, 2023	$2,239	$305	$-	$2,544

Intangible assets with finite lives are amortized over their estimated useful lives. Amortization periods of assets with finite lives are based on management's estimates at the date of acquisition. The Company recorded amortization expense of $406, and $354 for the years ended December 31, 2023, and 2022, respectively.

During the year ended December 31, 2022, the Company acquired rights to purchase additional manufacturing equipment related to the Lowell 35s automated pre-roll line. Per the terms of the purchase agreement, the Company acquired the rights to acquire eight pre-roll machines and one packaging machine and received 15% of the issued and outstanding shares of the selling company, which have a fair market value of $nil. For the year ended December 31, 2022, one pre-roll machine and the packaging machine were received and in use and the acquired purchase rights are being amortized over the five year useful life of the machines. As consideration for the purchase of the acquisition rights, the Company paid for deposits on a portion of the machines, which are reflected as additions within Property and Equipment and issued 1 million subordinate voting shares with a fair market value of  $1,800 on the issuance date. The Company impaired the remaining purchase rights on the unpurchased machines in the period ending December 31, 2023.

On October 6th, 2023 the Company repurchased all of the $22,157 aggregate principal amount of outstanding Senior Secured Convertible Debentures (“Debentures”) together with the related warrants to purchase 10,627,483 subordinate voting shares of the Company and 4,324,845 common shares of Indus which have been cancelled. Share amounts reflect the 1 for 10 reverse stock split effective August 31, 2023. A total of 6,849,572 shares of the Company were issued to holders based on the proportion of the outstanding Debentures held by such holder, of (x) membership interests in LF Brandco LLC (“Brandco”), an entity formed to hold the Company’s intellectual property relating to its “Lowell Smokes” and “Lowell Herb Co.” brands (including trademarks, logos and additional identifying marks, domain names and social media accounts). During the year ended December 31, 2023, and as result of the transaction, the Company recognized $13,245 of impairment on the intangible brand assets.

 In addition, the Company has entered into a license agreement with Brandco for the “Lowell” trademarks, logos, and related intellectual property on an exclusive basis in the State of California for a five-year license term, with up to three five-year extensions. The Company’s exercise of the extension terms is subject to mutual agreement on certain sales performance criteria for each extension term. In addition, the Company received a $1 million royalty advance whereby the Company does not have to pay the first $1 million of royalty expense.

The transaction is considered to be a “related party transaction” because insiders of the Company hold Debentures and Warrants.

 As a result of the transaction, the Company derecognized Lowell brand name intangible ($24.1) million, convertible notes ($22.1) million, accrued interest ($1.49) million and warrants ($1.55) million. Issued shares and royalty advance were recorded at fair value in the amount of $2.03 million or $0.93 million, respectively.

The Company estimates that amortization expense for our existing other intangible assets will average approximately $317 annually for the next seven and a half fiscal years. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. SHAREHOLDERS’ EQUITY

Shares Outstanding

The table below details the change in Company shares outstanding by class during year ended December 31, 2023:

	Subordinate	Super
(in thousands)	Voting Shares	Voting Shares
Balance-December 31, 2022	12,177	20
Issuance of vested restricted stock units	4	-
Issuance of shares in convertible debt conversion	6,843	-
Balance-December 31, 2023	19,024	20

Warrants

A reconciliation of the beginning and ending balances of warrants outstanding is as follows:

(in thousands)
Balance-December 31, 2022	17,343
Warrants canceled in conjunction with convertible debt conversion	(15,052)
Warrants expired	(1,165)
Balance-December 31, 2023	1,126

8. DEBT

Debt at December 31, 2023 and 2022, was comprised of the following:

	December 31,	December 31,
(in thousands)	2023	2022
Current portion of long-term debt
Vehicle loans(1)	$3	$15
Mortgage payable(2)	-	257
Note payable	-	10
Convertible debt(3)	-	21,398
Total short-term debt	3	21,680

Long-term debt, net
Vehicle loans(1)	-	3
Mortgage payable(2)	-	8,713
Convertible debenture(3)	-	-
Total long-term debt	-	8,716
Total Indebtedness	$3	$30,396

_____________

(1)	Primarily fixed term loans on transportation vehicles. Weighted average interest rate at December 31, 2023 and December 31, 2022 was 6.4%.
(2)

Mortgage payable associated with the acquired processing facility. Weighted average interest rate at December 31, 2022 was 12.5%. Net of deferred financing costs as December 31, 2022 of $296.As part of sale leaseback transaction, the Company sold the property, and the buyer assumed the mortgage. Refer to Note “Leases” for more information

(3)	Net of deferred financing costs at December 31, 2022 of $759.During the year, the Company repurchased the Convertible Notes. Refer to Note “Intangible Assets” for more information.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stated maturities of debt obligations are as follows as of December 31, 2023:

December 31,
(in thousands)	2023
2024	$3
Total debt obligations	$3

9. LEASES

A reconciliation of lease obligations for the years ended December 31, 2023 and 2022, is as follows:

(in thousands)
Lease obligation	Operating Leases	Finance Leases	Total
December 31, 2022	$-	33,999	33,999
Sale leaseback addition	17,068	-	17,068
Lease principal payments	(443)	(1,527)	(1,970)
Lease remeasurement	(2,064)	-	(2,064
Lease settlement	-	(1,202)	(1,202)
Lease termination	-	(26,319)	(26,319)
Operating lease remeasurement classification	4,841	(4,841)	-
December 31, 2023	$19,402	110	19,512

As a result of the Zabala lease termination, The Company derecognized the right of use asset in the amount of $21,423 and lease obligation of $26,319, which resulted in a gain on termination of $4,896, which was recorded in Other Income/(expense).

During the year, the Company entered into a sale and leaseback transaction for its Spence Road facility. As part of the transaction, the Company sold the property for $19.4 million including assumption of the underlying mortgage. The Company leased back the facility for a ten-year period with 2 ten-year extension options. The Company accounted for the transaction as a sale recorded a gain of $3.04 million in Other income (expense). The lease back was classified as an operating lease.

All extension options that are reasonably certain to be exercised have been included in the measurement of lease obligations. The Company reassesses the likelihood of extension option exercise if there is a significant event or change in circumstances within its control.

The components of lease expense for the years ended December 31, 2023, and 2022, are as follows:

	Years Ended
Finance Leases	December 31,	December 31,
(in thousands)	2023	2022
Amortization of leased assets (1)	$1,651	$3,755
Interest on lease liabilities (2)	1,651	2,219
Total	$3,316	$5,974

____________

(1) Included in cost of goods sold, general and administrative expenses and other expenses in the consolidated statement of operations.

(2) Included in interest expense in the consolidated statement of operations.

	Years Ended
Operating Leases	December 31,	December 31,
(in thousands)	2023	2022
Amortization of leased assets (1)	$1,091	$-
Interest on lease liabilities (1)	1,326	-
Total	$2,417	$-

____________

(1) Included in cost of goods sold, general and administrative expenses and other expenses in the consolidated statement of operations.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The key assumptions used in accounting for leases as of December 31, 2023, were a weighted average remaining lease term of 8.9 years and a weighted average discount rate of 10%. The key assumptions used in accounting for leases as of December 31, 2022 were a weighted average remaining lease term of 14.6 years and a weighted average discount rate of 6%.

The future lease payments with initial remaining terms in excess of one year as of December 31, 2023 were as follows:

December 31,
(in thousands)	2023
2024	3,285
2025	3,258
2026	3,240
2027	3,324
2028 and beyond	52,341
Total lease payments	$65,448
Less imputed interest	(45,936)
Total	$19,512

 10. SHARE-BASED COMPENSATION

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

During the years December 31, 2023 and 2022, the Company granted shares to certain employees as compensation for services. These shares were accounted for in accordance with ASC 718 - Compensation - Stock Compensation. The Company amortizes awards over the service period and until awards are fully vested.

For the years ended December 31, 2023, and 2022 share-based compensation expense was as follows:

	Years Ended
	December 31,	December 31,
(in thousands)	2023	2022
Cost of goods sold	$-	$-
General and administrative expense	231	564
Total share-based compensation	$231	$564

 LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the status of stock option grants and unvested awards at and for the year ended December 31, 2023:

		Weighted-	Weighted- Average
		Average	Remaining	Aggregate
(in thousands except per share amounts)	Stock Options	Exercise Price	Contractual Life	Intrinsic Value

Outstanding-December 31, 2022	1,007	$4.7	4.6	-
Granted	828	0.3		-
Expired	(28)	20.4		-
Cancelled	(354)	4.6		-
Outstanding-December 31, 2023	1,453	1.9	5.3	-

Exercisable-December 31, 2023	988	2.09	5.2	-

Vested and expected to vest-December 31, 2023	1,453	1.91	5.3	-

The weighted-average fair value of options granted during the year ended December 31, 2023, estimated as of the grant date was $0.30. As of December 31, 2023, there was $191 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 0.99 years.

The following table summarizes the status of restricted stock unit (“RSU”) grants and unvested awards at and for the year ended December 31, 2023:

		Weighted-Average
(in thousands except per share amounts)	RSUs	Fair Value

Outstanding-December 31, 2022	21	$1.10
Granted	-	-
Vested	(4)	-
Cancelled	(17)	1.02
Outstanding-December 31, 2023	-	$-

As of December 31, 2023, there was no unrecognized compensation cost related to non-vested restricted stock units.

The fair value of the stock options and RSUs granted were determined using the Black-Scholes option-pricing model with the following weighted average assumptions at the time of grant. No RSUs were granted for the years ended December 31, 2023 and 2022.

Options	Years Ended
	December 31,	December 31,
	2023	2022
Expected volatility	50%	50%
Dividend yield	0%	0%
Risk-free interest rate	4.12%	2.48%
Expected term in years	5.58	3.9

 LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES

Coronavirus Aid, Relief and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law in response to the market volatility and instability resulting from the COVID-19 pandemic. It includes a significant number of tax provisions and lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Act”). The changes mainly related to: (1) the business interest expense disallowance rules for 2019 and 2020; (2) net operating loss rules; (3) charitable contribution limitations; (4) employee retention credit; and (5) the realization of corporate alternative minimum tax credits.

The Company continues to assess the impact and future implication of these provisions; however, it does not anticipate any amounts that could give rise to a material impact to the overall consolidated financial statements.

The provision for income tax expense for the year ended December 31, 2023, was $161, representing an effective tax rate of (0.4)%, compared to an income tax expense of 191 for the year ended December 31, 2022, representing an effective tax rate of (0.8)%.

The provision for income tax expense for the years ended December 31, 2023 and 2022, consisted of the following:

	Years Ended
(in thousands)	2023	2022
Current
Federal	$-	$-
State	161	191
Total Current	191	191

Deferred tax benefit
Federal	(1,615)	(1,987)
State	(3,111)	(15,293)
Total deferred tax benefit	(4,726)	(17,280)

Valuation allowance	4,726	17,280

Income tax expense	$161	$191

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

In December 2017, the United States (“U.S.”) Congress passed and the President signed into law what is referred to as the 2017 Tax Act, which contains many significant changes to the U.S. tax laws, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% and utilization limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 to 80% of taxable income with an indefinite carryforward period. As the Company has a full valuation allowance against its U.S. deferred tax assets, the revaluation of net deferred tax assets resulting from the reduction in the U.S. federal corporate income tax rate did not impact the Company’s effective tax rate. Additional guidance may be issued by the U.S. Treasury Department, the IRS, or other standard-setting bodies, which may result in adjustments to the amounts recorded,

 LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

including the valuation allowance. The Company is being audited by the IRS for years 2019 and 2020. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022, are as follows:

Years Ended
(in thousands)	2023	2022
Deferred tax assets
Net operating loss carryforwards	$23,323	$17,038
Accruals and reserves	-	-
Depreciation	-	-
Other	-	-
Valuation allowance	(23,323)	(17,038)
Total deferred tax assets	-	-

Accruals and reserves	-	-
Share-based compensation	-	-
Total deferred tax liabilities	-	-

Net deferred tax liabilities	$-	$-

12. NET INCOME (LOSS) PER SHARE

Net loss per share represents the net earnings/loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis.

	Years Ended
	December 31,	December 31,
(in thousands except per share amounts)	2023	2022
Net loss	$(37,342)	$(24,677)

Net loss per share:
Basic	$(2.71)	$(2.17)
Diluted	$(2.71)	$(2.17)
Weighted average shares outstanding:
Basic	13,790	11,318
Diluted	13,790	11,318

Weighted average potentially diluted shares (1):
Basic shares	13,790	11,318
Options	-	-
Warrants	-	-
Convertible debentures	-	-
Restricted stock units	-	-
Total weighted average potentially diluted shares:	13,790	11,318

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

At December 31, 2023 and December 31, 2022 the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments.

The carrying value of the Company's debt approximates fair value based on current market rates (Level 2).

Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described above in the Notes to Consolidated Financial Statements, which are considered a Level 3 measurement.

14. COMMITMENTS AND CONTINGENCIES

Contingencies

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulation as of December 31, 2023, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future.

The Company is being audited by the IRS for years 2019 and 2020 and may be subject to additional taxes, penalties and interest.

Litigation and Claims

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business.

On January 12, 2024, Cypress Holding Company, LLC (“Cypress”), a wholly owned subsidiary of the Company, surrendered possession of approximately 10 acres of real property at 139 Zabala Road, Salinas, California (the “Zabala Road Property”) leased by Cypress pursuant to a Lease Agreement dated April 1, 2017 (the “Zabala Road Lease”) with Tinhouse, LLC, dba Tinhouse Partners, LLC, as landlord (the “Landlord”). Prior to vacating the premises on January 12, 2024, the Company had operated a cultivation facility, which includes four greenhouses totaling approximately 255,000 square feet, on the Zabala Road Property.

In January 2023, the Company’s Board of Directors formed a strategic alternatives special committee of independent directors to explore, review and evaluate strategic and financial alternatives. As part of these efforts, the Company entered into negotiations with the Landlord to restructure the terms of the Zabala Road Lease, which provided for an expiry date of December 31, 2027, subject to five 5-year extension options exercisable by Cypress.

In 2023, the Company and the Landlord reached a settlement amending the terms of the Zabala Road Lease and reaching agreement on all rent-related issues. The Landlord terminated the Zabala Road Lease via a letter, which was served by its counsel on the Company in 2023. In 2023, the Company filed a lawsuit for breach of contract and specific performance against the Landlord to enforce the settlement terms. The Landlord filed counterclaims and an unlawful detainer action against the Company, claiming damages of more than $36 million, which the Landlord claims are based on an analysis of accelerated rent due through the end of the term of the Zabala Road Lease, along with attorney’s fees, improvements, and other undefined costs.

The Company intends to vigorously defend itself against the claims made by the Landlord. However, no assurance can be provided as to whether or not the Company will prevail, and it may be required to pay significant monetary damages. It is difficult to evaluate the likely outcome of a trial at such an early stage and with competing claims and cross-claims. In addition, due to the early nature of the case, an estimate on a loss cannot be made.

A punitive class action was filed on behalf of all California consumers who purchased products made by Lowell Farms, Inc. in California. The case alleges that Lowell failed to accurately label its products with the THC% identified by its testing laboratories, and that California consumers were thereby deceived into paying higher prices for Lowell’s products than they otherwise would have.

No trial has been scheduled in this matter. The parties are presently engaged in the process by which Plaintiff will bring a motion seeking certification of a class. If class certification is denied, then Plaintiff will be relegated to his own damages, which is likely just a few hundred dollars, and the case will likely end. If class certification is granted, then the parties will engage in fact discovery and the Court will set a trial date. The class certification motion is scheduled to be heard on August 26, 2024. Plaintiff has served discovery requests limited to class certification issues, but the parties have not engaged in any merits discovery. It is difficult to evaluate any potential outcome at such an early stage of the case where there has been no merits discovery. The Company is prepared to vigorously defend itself at the trial if a class is certified and a settlement is not reached. It is difficult to evaluate the likely outcome of a trial because Plaintiff has not articulated a theory of damages. In addition, due to the early nature of the case, an estimate of a loss cannot be made.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended December 31, 2023 and 2022, general and administrative expenses were comprised of:

	Years Ended
	December 31,	December 31,
(in thousands)	2023	2022
Salaries and benefits	$3,229	$5,286
Professional fees	527	465
Share-based compensation	231	564
Insurance	999	1,344
Administrative	2,316	1,894
Total general and administrative expenses	$7,302	$9,553

16. RELATED-PARTY TRANSACTIONS

Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.

In April 2015, Lowell entered into a services agreement with Olympic Management Group (“OMG”), for advisory and technology support services, including the access and use of software licensed to OMG to perform certain data processing and enterprise resource planning (ERP) operational services. OMG is owned by one of the Company’s co-founders. The agreement provides for the dollar-for-dollar reimbursement of expenses incurred by OMG in performance of its services. Amounts paid to OMG for the years ended December 31, 2023 and 2022, were $nil and $36, respectively.

During October 2022, Cannaco Research Corporation, an existing customer, became a related party when Ms. Lawrence, a new member joined the Board of Directors. Total sales recognized for Cannaco Research Corporation for the years ended December 31, 2023 and 2022 were $487 and $274, respectively. For the years ended December 31, 2023 and 2022, cash collected from Cannaco Research Corporation was $476 and $223, respectively. In December, 2022, the Company entered into an agreement with Cannaco Research Corporation to lease approximately 2,000 square feet of warehouse space in Los Angeles to facilitate distribution services in the area. The lease was a 12 month storage agreement for the warehouse space. Total payments to Cannaco Research Corporation for the lease were $130 and $10 in the years ended December 31, 2023 and December 31,2022, respectively.

LOWELL FARMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SEGMENT INFORMATION

The Company's operations are comprised of a single reporting operating segment engaged in the production and sale of cannabis products in the United States. As the operations comprise a single reporting segment, amounts disclosed in the financial statements also represent a single reporting segment.

18. SUBSEQUENT EVENTS

On January 12, 2024, Cypress Holding Company, LLC (“Cypress”), a wholly owned subsidiary of the Company, surrendered possession of approximately 10 acres of real property at 139 Zabala Road, Salinas, California (the “Zabala Road Property”) leased by Cypress pursuant to a Lease Agreement dated April 1, 2017 (the “Zabala Road Lease”) with Tinhouse, LLC, dba Tinhouse Partners, LLC, as landlord (the “Landlord”). Prior to vacating the premises on January 12, 2024, the Company had operated a cultivation facility, which includes four greenhouses totaling approximately 255,000 square feet, on the Zabala Road Property.

As previously announced, in January 2023, the Company’s Board of Directors formed a strategic alternatives special committee of independent directors to explore, review and evaluate strategic and financial alternatives. As part of these efforts, the Company entered into negotiations with the Landlord to restructure the terms of the Zabala Road Lease, which provided for an expiry date of December 31, 2027, subject to five 5-year extension options exercisable by Cypress.

In September 2023, the Company and the Landlord reached a settlement amending the terms of the Zabala Road Lease and reaching agreement on all rent-related issues. The Landlord terminated the Zabala Road Lease via a letter dated October 6, 2023, which was served by its counsel on the Company on October 10, 2023. In October 2023, the Company filed a lawsuit for breach of contract and specific performance against the Landlord to enforce the settlement terms. The Landlord filed counterclaims and an unlawful detainer action against the Company, claiming damages of more than $36 million, which the Landlord claims are based on an analysis of accelerated rent due through the end of the term of the Zabala Road Lease, along with attorney’s fees, improvements, and other undefined costs.

The Company has evaluated subsequent events through March 26, 2024, the date the financial statements were available to be issued.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow for timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2023, the end of the period covered by this report. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to the existence of a material weakness in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officer to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive and financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness:

We did not maintain effective internal control over financial reporting over the accounting for impairment of our long-lived assets. Specifically, our internal controls with respect to the assessment of impairment indicators were not designed to effectively account for the impairment in our property and equipment and intangible assets.  These control deficiencies resulted in audit adjustments to our property and equipment during the year-ended December 31, 2023. Additionally, these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute a material weakness.

Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting

We have taken steps to remediate the material weakness identified above and plan to take additional actions to remediate the underlying cause of these material weaknesses as described below:

1.	We will put in place an additional review related to the identification of impairment triggering events.

2.	We will put in place the review of an ASC 360 checklist of impairment triggering events.

These actions are subject to ongoing review by management, as well as oversight by our board of directors. Although we plan to complete this remediation process as quickly as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful in remediating these material weaknesses.

ITEM 9B. Other Information

Appointment and Resignation of Directors

Effective December 19, 2023, Brian Shure resigned from the Board of Directors.

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

The following table provides information with respect to our directors as of March 19, 2024:

Name	Age	Position
Mark Ainsworth	49	Chief Executive Officer and Director
William Anton	82	Director
Jeffrey Monat	45	Director
Summer Frein	40	Director
Ann Lawrence	50	Director and Chairperson

Biographical Information

The biographies of the Board are set out below.

Mark Ainsworth

Mark Ainsworth serves as Chief Executive Officer of the Company and has also served as a director of the Company since April 2019. Mr. Ainsworth previously served as the Company’s Chief Operating Officer (November 2019 to April 2020) and Executive Vice President (April 2019 to April 2020) and as Executive Vice President of Indus Holding Company (inception to April 2019). In 2006, Mr. Ainsworth founded Pastry Smart, an American Humane Certified and Organic bakery and confectionery manufacturer. He has been a member of the American Culinary Federation since 2013. The Company believes that Mr. Ainsworth’s long history as an entrepreneur and as a co-founder of the Company as well as his executive-level experience qualify him to serve as a member of our Board.

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

Ann Lawrence

Ann Lawrence has served as an independent director of the Company since October 2022 and Chairperson since March 2023. Ms. Lawrence is a widely respected executive and attorney currently serving as the Co-Founder and Chief Executive Officer of a Southern California collection of cannabis companies comprising a distribution company and two popular retail dispensaries: The Rose Collective and The Farmacy Westwood, both of which are long-term customers of the Company. Her extensive experience in California’s cannabis industry includes leadership in the areas of retail, branding, manufacturing, cultivation, and distribution, along with an expertise with California’s unique regulatory and compliance challenges. Ms. Lawrence has served as the Chief Executive Officer of Cannaco Research Corporation since January 2021.  Prior to that, Ms. Lawrence was a partner with the law firm of DLA Piper from December 2010  through July 2019 and an attorney with Latham & Watkins from November 2000 through April 2007. Throughout her career, Ms. Lawrence has built multiple retail storefronts in Los Angeles’ competitive cannabis space that have consistently outperformed the market and maintained consistent success and excellence. She designed operational efficiencies for boutique cannabis brands, and has personal experience as the owner of various cannabis brands. She is also the Chief Executive Officer of a centralized distribution facility that focuses on growing local brands and managing retail stores in Southern California by providing distribution, logistical, and consulting support to retailers, helping them to compete and succeed. The Company believes that Ms. Lawrence’s extensive legal experience, corporate management and familiarity with the California cannabis industry qualify her to serve as our Chairperson.

Code of Conduct

The Board has adopted a Code of Conduct for directors, officers, and employees. The Code of Conduct is available on our website at https://ir.lowellfarms.com/corporate-governance/governance-documents. In addition, the Code of Conduct has been filed on, and is accessible through, Canada’s SEDAR+ website (www.sedarplus.ca). The Corporation will, upon request at ir@lowellfarms.com, provide a copy of the Code of Conduct free of charge to any shareholder. The information on our website is not deemed to be incorporated in this Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K.

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

Board and Committee Meetings; Executive Sessions

At regularly scheduled board and committee meetings, directors review and discuss management reports regarding our performance, prospects, and plans, as well as significant opportunities and immediate issues facing us. At least once a year, our Board also reviews management’s long-term strategic and financial goals. The Chair, in consultation with the committee chairs and other directors, as appropriate, establishes the agenda for meetings of the Board. Committee agendas and schedules are set by or in consultation with the committee chair. During the year ended December 31, 2023, our Board held 6 meetings, and all directors attended at least 75% of all applicable Board and committee meetings during the year.

Board Attendance at Annual Meeting of Shareholders

The Board’s unwritten policy regarding director attendance at the annual meeting of shareholders is that directors are encouraged to attend. A majority of the Board attended the 2023 annual meeting of shareholders.

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

As of the year ended December 31, 2023, our Audit Committee consisted of William Anton, Ann Lawrence and Jeffrey Monat. William Anton serves as the chair of our Audit Committee and has been identified as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC. The members of our Audit Committee are “financially literate” within the meaning of the applicable NYSE rules and NI 52-110. William Anton, Ann Lawrence and Jeffrey Monat are “independent” within the meaning of the applicable NYSE rules and NI 52-110. The following chart sets forth the current composition of our Audit Committee:

Name of Member	Independent(1)	Financially Literate(2)
William Anton (Chair)	Yes	Yes
Jeff Monat	Yes	Yes
Ann Lawrence	Yes	Yes

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

Both our independent auditors and internal financial personnel regularly meet privately with the Audit Committee and have unrestricted access to this committee. At no time since the commencement of the Corporation’s most recently completed fiscal year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by the Board. Our Audit Committee held four (4) meetings during the year ended December 31, 2023.

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

Our Compensation and Corporate Governance Committee held no separate committee meetings during the year ended December 31, 2023, with its business being conducted with the entire Board.

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

EXECUTIVE OFFICERS

The following table provides information concerning our executive officers:

Name	Age	Position
Mark Ainsworth	48	Chief Executive Officer and Director
Jamie Schniedwind	39	Chief Financial Officer

Biographical Information

The biography of Mark Ainsworth is under “Board of Directors.”

Jamie Schniedwind

Jamie Schniedwind has served as Director, Financial Planning & Analysis since June 2022 and was appointed Chief Financial Officer in February, 2024. Mr. Schniedwind has served as Senior Financial Analyst at cannabis brand Plus Products where he managed financial reporting for the US and Canada, performed financial audits, and led the forecasting and budgeting processes, and as senior auditor  at Ernst & Young specializing in the audits of public and private companies.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, executive officers and persons who beneficially own 10% or more of the Company’s common stock file with the SEC initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the year ended December 31, 2023, all such filing requirements applicable to the Company’s directors, executive officers and greater than 10% beneficial owners were complied with.

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

Summary Compensation Table

The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the years ended December 31, 2023 and December 31, 2022.

				Stock	Option	Nonequity Incentive Plan	Nonqualified Deferred Compensation
Name	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Total
Mark Ainsworth	2023	$248,269	$-	-	$19,753	$-	$-	$268,022
Chief Executive Officer	2022	$223,845	$-	$-	$24,418	$-	$-	$248,263

Brian Shure (1)	2023	$24,800	$-	$-	$-	$-	$-	$24,800
Former Chief Financial Officer	2022	$55,095	$-	$-	$32,509	$-	$-	$87,604

Tessa O’Dowd (2)	2023	$137,308	$-	$-	$-	$-	$-	$137,308
Interim Chief Financial Officer

______________

(1)	Departed the Company as of May 11, 2023

(2)	Appointed Interim CFO as of May 11, 2023

Narrative Disclosure to Summary Compensation Table

Executive Employment Agreements

Mark Ainsworth - The Company is a party to an employment agreement with Mark Ainsworth dated as of July 1, 2020. Mr. Ainsworth is entitled to an annual base salary of $250,000. He is also eligible to receive annual bonuses in such amounts and subject to such performance metrics or other criteria determined by the Board or its Compensation and Corporate Governance Committee from time to time, including performance-based bonuses or programs as determined at the discretion of the Board. Mr. Ainsworth is also eligible to receive discretionary grants of options. In 2023, Mr. Ainsworth was granted options to purchase 175,000 Subordinate Voting Shares of the Company, which  vested immediately. In the event of Mr. Ainsworth’s termination without cause, for a period of nine months from the date of such termination, he is entitled to receive continued payment of his base salary and continuation of health insurance benefits. In addition, in the event that, within six months following a “change of control” of the Company, Mr. Ainsworth’s title or responsibilities are materially diminished or Mr. Ainsworth is terminated without cause, he is entitled, upon notice to the Company given not later than thirty (30) days following such material diminishment or termination, to the acceleration of vesting of half of the remaining unvested portion of any stock options or restricted stock awards previously granted to him and any unvested portion shall continue to vest ratably, or be forfeited, in accordance with the terms of such grants.

Brian Shure - The Company was a party to an employment agreement with Brian Shure dated as of November 10, 2020. Mr. Shure was entitled to an annual base salary of $250,000 and signed an revised agreement with an updated base salary of $60,000 for 2023. Mr. Shure departed the Company in May, 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by our named executive officers as of December 31, 2023.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Option (#)	Option (#)	Exercise	Expiration
Officer	Exercisable	Unexercisable	Price ($)	Date
Mark Ainsworth	3,750	1,250	$8.50	1/2/2026
	46,875	3,125	3.46	4/15/2026
	10,625	9,375	3.08	1/13/2028
	11,250	11,250	0.82	12/22/2028
	175,000	-	0.30	8/1/2029
Tessa O’Dowd	6,250	18,750	$2.31	8/12/2028
	2,500	7,500	0.82	12/22/2028
Brian Shure	7,500	-	$3.08	1/13/28
	7,500	-	0.82	12/22/28

Stock Option Plan and Other Incentive Plans

Equity Incentive Plan

The Corporation has adopted the Equity Incentive Plan, which was approved by its shareholders at the special meeting of shareholders held on January 26, 2019, and amended on April 10, 2020, and again on February 24, 2021, pursuant to approvals by the Board and the holder of all of the Super Voting Shares, and amended on June 22, 2023 at the 2023 annual general meeting. The principal terms of the Equity Incentive Plan are described below.

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

The maximum number of Subordinate Voting Shares that may be issued under all Awards under the Equity Incentive Plan is 2,322,593 Subordinate Voting Shares. The maximum number of Subordinate Voting Shares that may be issued pursuant to ISOs is 600,000 Subordinate Voting Shares. Any shares subject to an Award under the Equity Incentive Plan that are forfeited, cancelled, expire unexercised, are reacquired by the Corporation, are settled in cash, or are used or withheld to satisfy tax withholding obligations of a Participant shall again be available for Awards under the Equity Incentive Plan.

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

DIRECTOR COMPENSATION

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2023.

Name	Option Awards	Stock Awards	Total
William Anton	$1,128	$-	$1,128
Jeffrey Monat	$3,386	$-	$3,386
Summer Frein	$3,386	$-	$3,386
Ann Lawrence	$36,119	$-	$36,119

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

 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The tables below sets forth information with respect to the beneficial ownership of our Super Voting Shares and Subordinate Voting Shares as of March 19, 2024 by:

•	each person or entity known by us to own beneficially more than 5% of our outstanding Subordinate Voting Shares;

•	each of our directors and executive officers individually; and

•	all of our executive officers and directors as a group.

The Super Voting Shares carry 1,000 votes per share. The Subordinate Voting Shares carry 1 vote per share. As of March 19, 2024, the Subordinate Voting Shares represented approximately 47.2% of the voting power of our outstanding voting securities and approximately 51.9% of the voting power of our voting securities on a fully diluted basis, and the Super Voting Shares represented approximately 52.8% of the voting power of our outstanding voting securities and approximately 48.1% of the voting power of our voting securities on a fully diluted basis. Fully diluted calculations take into account Subordinate Voting Shares issuable upon the conversion of outstanding debentures, the redemption of Class B Common Shares of our subsidiary, Indus Holding Company, and the exercise of outstanding warrants and options and Subordinate Voting Shares subject to unvested restricted stock units.

The Super Voting Shares are held by Robert Weakley. Mr. Weakley served as Chairman and Chief Executive Officer of the Company from the date of the reverse takeover transaction with Indus Holding Company (the “RTO”) until April 2020 and thereafter as a member of our board of directors until October 2020. Mr. Weakley is party to an investment agreement with the Company pursuant to which the Super Voting Shares may be transferred only with the Company’s consent. The Company has agreed to grant its consent to a transfer by Mr. Weakley to certain family members, trusts for their benefit, and entities controlled by Mr. Weakley or such family members, in each case subject to the entry by the transferee into an accession agreement with the Company providing for the same restrictions on transfer. The investment agreement prohibits the Company from consenting to a transfer that would result in the Super Voting Shares being acquired pursuant to a change of control transaction, as defined in the investment agreement. Pursuant to the investment agreement, in the event of a non-permitted transfer by Mr. Weakley, or upon a change of control transaction, the Super Voting Shares shall be redeemed by the Company for their original purchase price of $1,000. The holders of Subordinate Voting Shares will not be entitled to participate in any such permitted transfer or redemption under the terms of the Subordinate Voting Shares or under any coattail or similar agreement.

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

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, our shares that may be acquired within 60 days of the date of the table below, including but not limited to by reason of any right to acquire such shares (a) through the exercise of any option, warrant or right, (b) through the conversion of a security, (c) pursuant to the power to revoke a trust, discretionary account, or similar arrangement or (d) pursuant to the automatic termination of a trust, discretionary account or similar arrangement, are deemed beneficially owned by the holders of such equity awards and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. As of March 19, 2024, 20,259 Super Voting Shares and 18,130,566 Subordinate Voting Shares were issued and outstanding.

Super Voting Shares

	Super Voting Shares Beneficially Owned	Percentage of Super Voting Shares Beneficially Owned (%)

Robert Weakley	20,259	100.00%

Subordinate Voting Shares

	Subordinate Voting Shares Beneficially Owned	Percentage of Subordinate Voting Shares Beneficially Owned (%)
Directors and Named Executive Officers:
Ann Lawrence (1)	332,500	1.80%
Mark Ainsworth (2)	356,976	1.93%
William Anton (3)	261,144	1.43%
Jeff Monat (4)	45,000	*
Summer Frein (5)	42,500	*
Tessa O’Dowd (6)	8,750	*
All executive officers and directors as a group (6 persons)	1,041,870	5.47%

5% or Greater Stockholders:
Arenal Holdings (7)	1,226,880	6.75%
Hacienda Company	1,056,033	5.82%
Hannah Ross (8)	1,101,320	6.07%
Beehouse Entities (9)	3,915,381	21.02%
Gregory Heyman (10)	3,920,381	21.04%
Brian Shure (11)	1,414,558	7.73%

Subordinate Voting Shares

_______________

*	Represents beneficial ownership of less than 1%.
(1)	Consists of Subordinate Voting Shares issuable upon the exercise of options held by Ms. Lawrence.
(2)	Consists of 101,976 Subordinate Voting Shares issuable upon redemption of Indus Redeemable Shares and 255,000 Subordinate Voting Shares issuable upon the exercise of options held by Mr. Ainsworth.
(3)

Includes 46,000 Subordinate Voting Shares issuable upon redemption of Indus Redeemable Shares and 25,000 Subordinate Voting Shares issuable upon the exercise of options held by Mr. Anton; and 53,291 Subordinate Voting Shares issuable upon redemption of Indus Redeemable Shares and 94,353 subordinate voting shares and 10,000 Subordinate Voting Shares issuable upon the exercise of warrants held by Anton Enterprises, Inc. Mr. Anton is the president and sole stockholder of Anton Enterprises, Inc.

(4)	Consists of Subordinate Voting Shares issuable upon the exercise of options held by Mr. Monat.
(5)	Consists of Subordinate Voting Shares issuable upon the exercise of options held by Ms. Frein.
(6)	Consists of Subordinate Voting Shares issuable upon the exercise of options held by Ms. O’Dowd.
(7)	Includes 10,000 Subordinate Voting Shares issuable upon the exercise of warrants.
(8)	Includes 1,056,033 Subordinate Voting Shares held by Hacienda Company, LLC (“Hacienda”). Ms. Ross is the sole manager of Hacienda.
(9)

Consists of 1,056,033 Subordinate Voting Shares held by Hacienda and 2,359,348 outstanding Subordinate Voting Shares and 500,000 Subordinate Voting Shares issuable upon the exercise of warrants held by Beehouse Partners, LP (“Beehouse Partners”). Beehouse, LLC is the investment manager of two SPVs that collectively own a majority interest in Hacienda and is also the investment manager of Beehouse Partners. Beehouse Manager, LLC (together with Beehouse, LLC, the “Beehouse Entities”) is the manager of Beehouse, LLC.

(10)

Consists of the Subordinate Voting Shares beneficially owned by the Beehouse Entities and 5,000 Subordinate Voting Shares held by Mr. Heyman. Mr. Heyman is the sole and managing member of Beehouse Manager, LLC.

(11)

Consists of 15,000 Subordinate Voting Shares issuable upon the exercise of options held by Mr. Shure; 863,654 outstanding Subordinate Voting Shares and 85,000 Subordinate Voting Shares issuable upon the exercise of warrants held by Ambrose Capital Holdings, LP;  236,966 outstanding Subordinate Voting Shares and 40,000 Subordinate Voting Shares issuable upon the exercise of warrants held by AMTG Holdings, LLLP; 18,480 outstanding Subordinate Voting Shares and 9,240 Subordinate Voting Shares issuable upon the exercise of warrants held by HSK Holdings, LLC; and 122,740 outstanding Subordinate Voting Shares and 15,000 Subordinate Voting Shares issuable upon the exercise of warrants held by the Brian K. Shure Charitable Trust Lead Annuity. Mr. Shure is a former director and CFO of the Company and is the President of Ambrose Capital Partners, LLC, which is the general partner of Ambrose Capital Holdings, LP, President of AMTG Management, Inc., which is the general partner of AMTG Holdings, LLLP, Managing Member of HSK Holdings, LLC and the sole trustee of the Brian K. Shure Charitable Trust Lead Annuity.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2023, concerning our compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by stockholders (1)	1,449,350	$1.91	3,579,432
Equity compensation plans not approved by stockholders	-	-	-

____________

(1) In connection with the RTO, the Company assumed the 2016 stock incentive plan of Indus Holding Company and outstanding option awards thereunder became exercisable for Subordinate Voting Shares. Of the Company’s 1,449,350 outstanding awards on December 31, 2023, 14,700 were issued under the legacy 2016 stock incentive plan and the remainder were issued under the Company’s 2019 stock incentive plan. No further awards will be made pursuant to the 2016 stock incentive plan.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following includes a summary of transactions during our fiscal years ended December 31, 2023 and 2022 and one currently proposed transaction to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. Except as disclosed below, we are not otherwise a party to a current related party transaction and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Certain officers and directors of the Company purchased an aggregate of 290,000 Units pursuant to the PIPE transaction that closed on August 30, 2021 on the same terms as the other participants in the PIPE transaction.  Participation by such insiders of the Company in the PIPE transaction was approved by the disinterested directors of the Company.

Certain officers and directors purchased $2.3 million of convertible debentures during the third quarter of 2022 that converted in October 2023. The terms of the convertible debentures were the same as other participants in the financing round and were approved by disinterested directors of the Company.

During October 2022, Cannaco Research Corporation, an existing customer, became a related party when Ms. Lawrence, a new member joined the Board of Directors. Total sales recognized for Cannaco Research Corporation for the years ended December 31, 2023 and 2022 were $487 and $274, respectively. For the years ended December 31, 2023 and 2022, cash collected from Cannaco Research Corporation was $476 and $223, respectively. In December, 2022, the Company entered into an agreement with Cannaco Research Corporation to lease approximately 2,000 square feet of warehouse space in Los Angeles to facilitate distribution services in the area. The lease was a 12 month storage agreement for the warehouse space. Total payments to Cannaco Research Corporation for the lease were $130 and $10 in the years ended December 31, 2023 and December 31, 2022, respectively.

Director Independence

Our Board of Directors includes Mark Ainsworth, William Anton, Jeff Monat, Summer Frein and Ann Lawrence, of which all members except Mark Ainsworth, are deemed to be independent. Mark Ainsworth is not considered independent because of his executive position with the Corporation. Although our securities are not listed on any U.S. national securities exchange, we use the definition of independence applied by the New York Stock Exchange (“NYSE”) to determine which directors are “independent.” We also use the definition of independence under NI 58-101.

None of the directors are presently directors of other reporting issuers.

Item 14. Principal Accountant Fees and Services

Aggregate fees billed by GreenGrowth CPAs for the years ended December 31, 2023, and December 31, 2022, are detailed in the table below.

	2023 ($)	2022 ($)
Audit Fees(1)	$129,560	$129,560
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$129,560	$129,560

_______________

(1)	Fees for audit service on an accrual basis.

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

2. Financial Statement Schedule: The following financial statement schedule Lowell Farms, Inc., for the fiscal years ended December 31, 2023 and 2022, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance	Charged to	(Deductions)	Balance
	Beginning	Costs and	Recoveries/	End of
(in thousands)	of Year	Expenses	Other	Year
Allowance for doubtful accounts:
Year Ended December 31, 2023	$1,053	$370	$(464)	$959
Year Ended December 31, 2022	$1,139	$517	$(603)	$1,053

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

(c) Financial Statement Schedules: See Item 15(a) above.

Exhibit No.	Exhibit Description
2.1	Business Combination Agreement, dated March 29, 2019 between Mezzotin Minerals Inc., Indus Holding Company, 2670995 Ontario Inc. and 2670764 Ontario Inc. (1)
3.1	Articles of Incorporation of Indus Holdings, Inc. (1)
3.2	Certificate of Name Change of Indus Holdings, Inc. to Lowell Farms Inc., dated March 1, 2021. (1)
3.3	Notice of Articles of Lowell Farms Inc. (1)
4.1	Description of Securities. (2)
9.1	Letter Agreement, dated April 10, 2020, among Indus Holdings, Inc., Edible Management, LLC and Robert Weakley. (1)
10.1	Amended and Restated Support Agreement, dated as of April 10, 2020, between Indus Holdings, Inc. and Indus Holding Company. (1)
10.2	Investment Agreement, dated as of April 26, 2019, among Indus Holdings, Inc., and Robert Weakley. (1)
10.3	Warrant Indenture, dated December 21, 2020, between Indus Holdings, Inc. and Odyssey Trust Company. (1)
10.4	Employment Agreement, entered into as of July 1, 2020, by and between Edible Management, LLC and Mark Ainsworth. (1) (3)
10.5	Employment Agreement, entered into as of November 10, 2020, by and between Edible Management, LLC and Brian Shure. (1) (3)
10.6

Asset Purchase Agreement, dated as of February 25, 2021, by and among The Hacienda Company, LLC, Brand New Concepts, LLC, LFCO, LLC, Lowell Farms LLC, LFHMP, LLC, LFLC, LLC, Indus LF LLC and Indus Holdings, Inc. (1)

10.7	Indus Holding Company 2016 Stock Incentive Plan (1) (3)
10.8	Indus Holdings, Inc. 2019 Stock and Incentive Plan (1) (3)
10.9	Purchase Agreement dated as of June 29, 2021, among Lowell SR LLC, Lowell Farms Inc., Michael Gregory, C Quadrant LLC, AMAG Holdings LLC and Michael Gregory, as representative.(4)
10.10	Form of PIPE Subscription Agreement. (5)
10.11	Offer to Purchase, Dated September 17, 2023 (6)
10.12	Form of Assignment and Assumption of Contracts (6)
10.13	Form of Intellectual Property Assignment (6)
10.14	Form of License Agreement (6)
21.1	Subsidiaries of Lowell Farms Inc. (2)
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

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)
101.INS	XBRL Instance Document.
104	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference from the Form 10 filed on March 9, 2021, as amended.
(2)	Filed herewith.
(3)	Management compensatory plan or arrangement.
(4)	Incorporated by reference from the Form 8-K filed on July 6, 2021.
(5)	Incorporated by reference from the Form 8-K filed on September 3, 2021.
(6)	Incorporated by reference from the Form 8-K filed on October 12, 2023
(7)

Furnished herewith. This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2024.

LOWELL FARMS, INC.

Date: March 28, 2024	By:	/s/ Mark Ainsworth
Mark Ainsworth
Chief Executive Officer (principal executive officer) and Director

Date: March 28, 2024	By:	/s/ Jamie Schniedwind
Jamie Schniedwind
Chief Financial Officer (principal financial and accounting officer)

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

Date: March 28, 2024	By:	/s/ Ann Lawrence
Ann Lawrence
Chairperson

Date: March 28, 2024	By:	/s/ William Anton
William Anton
Director

Date: March 28, 2024	By:	/s/ Summer Frein
Summer Frein
Director

Date: March 28, 2024	By:	/s/ Jeffrey Monat
Jeffrey Monat
Director

Date: March 28, 2024	By:	/s/ Mark Ainsworth
Mark Ainsworth
Chief Executive Officer (principal executive officer) and Director

