Form 10-Q
period 2024-06-30
Lowell Farms Inc.
filed 2024-08-13
CIK 1838128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2024

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

There were 18,149,653 shares of the Registrant’s Subordinate Voting Shares outstanding as of August 13, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LOWELL FARMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$642	$2,311
Accounts receivable - net of allowance for doubtful accounts of $1,090 and $959 at June 30, 2024 and December 31, 2023, respectively.	1,844	2,620
Inventory	2,926	4,760
Prepaid expenses and other current assets	1,638	2,397
Total current assets	7,050	12,088
Property and equipment, net	3,537	4,099
Right of use assets, net	17,548	18,327
Other intangibles, net	2,352	2,544
Other assets	465	555

Total assets	$30,952	$37,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,775	$4,314
Accrued payroll and benefits	299	363
Notes payable, current portion	1	3
Lease obligation, current portion	1,815	1,990
Other current liabilities	2,276	1,943
Total current liabilities	6,166	8,613
Lease obligation	16,959	17,522
Total liabilities	23,125	26,135
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Share capital	192,481	192,445
Accumulated deficit	(184,654)	(180,967)
Total stockholders’ equity	7,827	11,478

Total liabilities and stockholders’ equity	$30,952	$37,613

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net revenue	$3,538	$7,032	$8,412	$14,558
Cost of goods sold	4,092	7,373	9,793	14,767

Gross profit (loss)	(554)	(341)	(1,381)	(209)

Operating expenses
General and administrative	1,089	1,611	2,641	3,283
Sales and marketing	451	638	860	1,373
Depreciation and amortization	98	108	195	215
Total operating expenses	1,638	2,357	3,696	4,871

Loss from operations	(2,192)	(2,698)	(5,077)	(5,080)

Other income (expense)
Other income	1,399	3,803	1,404	3,805
Unrealized change in fair value of investment	-	(27)	-	(28)
Interest expense	(5)	(1,151)	(14)	(2,810)
Total other income	1,394	2,625	1,390	967

Loss before provision for income taxes	(798)	(73)	(3,687)	(4,113)
Provision for income taxes	-	-	-	-
Net loss	$(798)	$(73)	$(3,687)	$(4,113)

Net loss per share:
Basic	$(0.04)	$(0.01)	$(0.19)	$(0.34)
Diluted	$(0.04)	$(0.01)	$(0.19)	$(0.34)
Weighted average shares outstanding:
Basic	19,031	12,177	19,031	12,177
Diluted	19,031	12,177	19,031	12,177

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited) (in thousands)

	Three Months Ended June 30, 2024
	Subordinate	Super			Total
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-March 31, 2024	19,031	20	$192,471	$(183,856)	$8,615
Net loss	-	-	-	(798)	(798)
Share-based compensation expense	-	-	10	-	10
Balance- June 30, 2024	19,031	20	$192,481	$(184,654)	$7,827

	Three Months Ended June 30, 2023
	Subordinate	Super			Total
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-March 31, 2023	12,177	20	$191,802	$(147,665)	$44,137
Net loss	-	-	-	(73)	(73)
Share-based compensation expense	-	-	41	-	41
Balance-June 30, 2023	12,177	20	$191,843	$(147,738)	$44,105

	Six Months Ended June 30, 2024
	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2023	19,031	20	$192,445	$(180,967)	$11,478
Net loss	-	-	-	(3,687)	(3,687)
Share-based compensation expense	-	-	36	-	36
Balance-June 30, 2024	19,031	20	$192,481	$(184,654)	$7,827

	Six Months Ended June 30, 2023
	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2022	12,177	20	$191,742	$(143,625)	$48,117
Net loss	-	-	-	(4,113)	(4,113)
Share-based compensation expense	-	-	101	-	101
Balance-June 30, 2023	12,177	20	$191,843	$(147,738)	$44,105

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	Six Months Ended
	June 30,	June 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(3,687)	$(4,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,533	2,644
Amortization of debt issuance costs	-	484
Share-based compensation expense	36	101
Provision for doubtful accounts	187	116
Gain on sale leaseback	-	(3,004)
Gain on lease settlement	-	(880)
Unrealized loss on change in fair value of investments	-	28
Reversal of cultivation lease accrual	(2,332)	-
Changes in operating assets and liabilities:
Accounts receivable	589	1,364
Inventory	1,834	1,270
Prepaid expenses and other current assets	759	466
Other assets	90	(387)
Accounts payable and accrued expenses	62	1,488
Operating lease payments	(628)	-
Net cash used in operating activities	$(1,557)	$(423)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(19)
Net cash used in investing activities	$-	$(19)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale leaseback	-	8,991
Principal payments on lease obligations	(110)	(1,142)
Payments on notes payable	(2)	(83)
Net cash provided by (used in) financing activities	$(112)	$7,766

Change in cash and cash equivalents	(1,669)	7,324
Cash and cash equivalents-beginning of year	2,311	1,098
Cash and cash equivalents -end of period	$642	$8,422

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$14	$1,821

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements (the “financial statements”) included herein have been prepared by Lowell Farms Inc. (the “Company” or “Lowell”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Form 10-K filed for the year ended December 31, 2023. There have been no material changes to our significant accounting policies as of and for the six months ended June 30, 2024.

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

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets were comprised of the following items:

	June 30,	December 31,
(in thousands)	2024	2023
Deposits	$613	$1,134
Insurance	142	237
Supplier advances	35	26
Interest and taxes	-	26
Licenses and payments	52	106
Royalty advance	749	853
Other	47	15
Total prepaid and other current assets	$1,638	$2,397

3. INVENTORY

Inventory was comprised of the following items:

	June 30,	December 31,
(in thousands)	2024	2023
Raw materials	$1,293	$1,400
Work in process	175	307
Finished goods	1,458	3,053
Total inventory	$2,926	$4,760

4.  OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	June 30,	December 31,
(in thousands)	2024	2023
Interest and tax accrual	$103	$109
Employee Retention Credit financing accrual	441	441
Accrued price promotions	133	133
Excise tax payments	292	289
Insurance and professional fee accrual	325	287
Third-party brand distribution accrual	889	558
Other	93	126
Total other current liabilities	$2,276	$1,943

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. PROPERTY AND EQUIPMENT

A reconciliation of the beginning and ending balances of property and equipment and accumulated depreciation during the six months ended June 30, 2024 and property and equipment, net as of December 31, 2023, are as follows:

	Leasehold	Furniture			Construction	Right of
(in thousands)	Improvements	and Fixtures	Equipment	Vehicles	in Process	Use Assets	Total
Costs
Balance-December 31, 2023	$2,116	$50	$5,295	$830	$35	$21,317	$29,643
Additions	-	-	-	-	-	-	-
Disposals	-	-	-	-	-	-	-
Lease remeasurement	-	-	-	-	-	-	-
Balance – June 30, 2024	$2,116	$50	$5,295	$830	$35	$21,317	$29,643

Accumulated Depreciation
Balance - December 31, 2023	$(1,081)	$(49)	$(2,353)	$(744)	$-	$(2,990)	$(7,217)
Depreciation	(113)	-	(412)	(37)	-	(779)	(1,341)
Disposals	-	-	-	-	-	-	-
Balance - June 30, 2024	$(1,194)	$(49)	$(2,765)	$(781)	$-	$(3,769)	$(8,558)

Net Book Value - June 30, 2024	$922	$1	$2,530	$49	$35	$17,548	$21,085

Net Book Value - December 31, 2023	$1,035	$1	$2,942	$86	$35	$18,327	$22,426

Construction in process represents assets under construction related to cultivation, manufacturing, and distribution facilities not yet completed or otherwise not placed in service.

Depreciation expense of $629 and $1,346 were recorded for the three months ended June 30, 2024 and 2023, respectively, of which $605 and $1,318 respectively, were included in cost of goods sold.

Depreciation expense of $1,341 and $2,441 were recorded for the six months ended June 30, 2024 and 2023, respectively, of which $1,296 and $2,387 respectively, were included in cost of goods sold.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Other Intangible Assets

A reconciliation of the beginning and ending balances of intangible assets and accumulated amortization during the six months ended June 30, 2024 and intangible assets, net as of December 31, 2023, are as follows:

	Definite Life Intangibles
	Technology/	Acquired
(in thousands)	Know How	Purchase Rights	Total
Costs
Balance-December 31, 2023	$3,000	$416	$3,416
Additions	-	-	-
Balance-June 30, 2024	$3,000	$416	$3,416

Accumulated Amortization
Balance-December 31, 2023	$(761)	$(111)	$(872)
Amortization	(150)	(42)	(192)
Balance-June 30, 2024	$(911)	$(153)	$(1,064)

Net Book Value
December 31, 2023	$2,239	$305	$2,544
Net Book Value
June 30, 2024	$2,089	$263	$2,352

Intangible assets with finite lives are amortized over their estimated useful lives. Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition. The Company recorded amortization expense of $102 and $203 for the six months ended June 30, 2024 and 2023, respectively.

The Company estimates that amortization expense for our existing other intangible assets will average $384 annually for the next five fiscal years. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. SHAREHOLDERS’ EQUITY

Shares Outstanding

The table below details the change in Company shares outstanding by class during the six months ended June 30, 2024:

	Subordinate	Super
(in thousands)	Voting Shares	Voting Shares
Balance-December 31, 2023	19,031	20
Balance-June 30, 2024	19,031	20

The Super Voting Shares carry 1,000 votes per share. The Subordinate Voting Shares carry 1 vote per share.

Warrants

A reconciliation of the beginning and ending balances of warrants outstanding is as follows:

(in thousands)
Balance-December 31, 2023	1,126
Balance-June 30, 2024	1,126

For the three months ended June 30, 2024, on a weighted average basis, warrants outstanding have an exercise price of $1.52 and expire in February, 2025. Warrants convert into subordinate voting shares.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. DEBT

Debt at June 30, 2024 and December 31, 2023, was comprised of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Current portion of long-term debt
Vehicle loans(1)	$1	$3
Total short-term debt	1	3

Long-term debt, net
Total long-term debt	-	-
Total Indebtedness	$1	$3
______________________
(1) Primarily fixed term loans on transportation vehicles. Weighted average interest rate at June 30, 2024 and December 31, 2023 was 6.4%.

Stated maturities of debt obligations are as follows as of June 30, 2024:

June 30,
(in thousands)	2024
Balance of 2024	$1
Total debt obligations	$1

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. LEASES

A reconciliation of lease obligations for the six months ended June 30, 2024, is as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Lease obligation
December 31, 2023	$19,402	110	19,512
Lease principal payments	(628)	(110)	(738)
June 30, 2024	$18,774	-	18,774

All extension options that are reasonably certain to be exercised have been included in the measurement of lease obligations. The Company reassesses the likelihood of extension option exercise if there is a significant event or change in circumstances within its control.

The components of lease expense for the three and six months ended June 30, 2024 and 2023, are as follows:

	Three Months Ended		Six Months Ended
Finance Leases	June 30,	June 30,	June 30,	June 30,
(in thousands)	2024	2023	2024	2023
Amortization of leased assets (1)	$41	$840	$41	$1,657
Interest on lease liabilities (2)	2	561	2	1,134
Total	$43	$1,401	$43	$2,791

____________

(1) Included in cost of goods sold, general and administrative expenses and other expenses in the consolidated statement of operations.

(2) Included in interest expense in the consolidated statement of operations.

	Three Months Ended		Six Months Ended
Operating Leases	June 30,	June 30,	June 30,	June 30,
(in thousands)	2024	2023	2024	2023
Amortization of leased assets (1)	$393	$-	$779	$-
Interest on lease liabilities (1)	387	-	769	-
Total	$780	$-	$1,548	$-

____________

(1) Included in cost of goods sold, general and administrative expenses and other expenses in the consolidated statement of operations.

The key assumptions used in accounting for leases as of June 30, 2024, were a weighted average remaining lease term of 8.4 years and a weighted average discount rate of 10%. The key assumptions used in accounting for leases as of December 31, 2023 were a weighted average remaining lease term of 8.9 years and a weighted average discount rate of 10%.

The future lease payments with initial remaining terms in excess of one year as of June 30, 2024 were as follows:

(in thousands)	June 30, 2024
Balance of 2024	$1,588
2025	3,258
2026	3,240
2027	3,324
2028 and beyond	16,847
Total lease payments	28,257
Less imputed interest	(9,483)
Total	$18,774

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. SHARE-BASED COMPENSATION

During 2019, the Company’s Board of Directors adopted the 2019 Stock and Incentive Plan (the “Plan”), which was amended in April 2020, March 2021 and June 2023. The Plan permits the issuance of stock options, stock appreciation rights, stock awards, share units, performance shares, performance units and other stock-based awards, and, as of June 30, 2024, 2.3 million shares have been authorized to be issued under the Plan and 1.0 million are available for future grant. The Plan provides for the grant of options as either non-statutory stock options or incentive stock options and restricted stock units to employees, officers, directors, and consultants of the Company to attract and retain persons of ability to perform services for the Company and to reward such individuals who contribute to the achievement by the Company of its economic objectives. The awards granted generally vest in 25% increments over a four-year period and option awards expire 6 years from grant date.

The Plan is administered by the Board or a committee appointed by the Board, which determines the persons to whom the awards will be granted, the type of awards to be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

During the six months ended June 30, 2024 and 2023, the Company granted shares to certain employees as compensation for services. These shares were accounted for in accordance with ASC 718 - Compensation - Stock Compensation. The Company amortizes awards over the service period and until awards are fully vested.

For the three and six months ended June 30, 2024 and 2023, share-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2024	2023	2024	2023
Cost of goods sold	$-	$-	$-	$-
General and administrative expense	10	41	36	101
Total share-based compensation	$10	$41	$36	$101

The following table summarizes the status of stock option grants and unvested awards at and for the six months ended June 30, 2024:

	Stock	Weighted-Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
(in thousands except per share amounts)	Options	Price	Life	Value

Outstanding-December 31, 2023	1,453	$1.9	5.3	$-

Granted	250	0.16	-	-
Exercised	-	-	-	-
Expired	-	-
Cancelled	(405)	1.73	-	-
Outstanding-June 30, 2024	1,298	$1.62	1.97	-

Exercisable-June 30, 2024	1,081	$2.77	4.47	$-

Vested and expected to vest-June 30, 2024	1,298	$1.62	1.97	$-

The weighted-average fair value of options granted during the three and six months ended June 30, 2024, estimated as of the grant date were $0.16. As of June 30, 2024, there was $63 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.0 years.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three and six months ended June 30, 2024 and 2023, the fair value of the stock options granted were determined using the Black-Scholes option-pricing model with the following weighted average assumptions at the time of grant.

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2023
Expected volatility	50%	50%
Dividend yield	0%	0%
Risk-free interest rate	4.15%	1.1%
Expected term in years	4.25%	4.50%

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. INCOME TAXES

There was no provision for income tax expense for the three and six months ended June 30, 2024 or 2023 due to operating losses incurred in both periods.

12. NET LOSS PER SHARE

Net loss per share represents the net earnings/loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands except per share amounts)	2024	2023	2024	2023
Net loss	$(798)	$(73)	$(3,687)	$(4,113)

Net loss per share:
Basic	$(0.04)	$(0.01)	$(0.19)	$(0.34)
Diluted	$(0.04)	$(0.01)	$(0.19)	$(0.34)
Weighted average shares outstanding:
Basic	19,031	12,177	19,031	12,177
Diluted	19,031	12,177	19,031	12,177

Weighted average potentially diluted shares (1):
Basic shares	19,031	12,177	19,031	12,177
Total weighted average potentially diluted shares:	19,031	12,177	19,031	12,177

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

At June 30, 2024 and December 31, 2023 the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments.

The carrying value of the Company’s debt approximates fair value based on current market rates (Level 2).

Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described above in the Notes to Condensed Consolidated Financial Statements, which are considered a Level 3 measurement.

14. COMMITMENTS AND CONTINGENCIES

Contingencies

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulation as of June 30, 2024, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future.

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

In January 2023, the Company’s Board of Directors formed a strategic alternatives special committee of independent directors to explore, review and evaluate strategic and financial alternatives. As part of these efforts, Cypress entered into negotiations with Landlord of the Zabala Road Property leased by Cypress pursuant to the Zabala Road Lease to restructure the terms of the Zabala Road Lease, which provided for an expiry date of December 31, 2027, subject to five 5-year extension options exercisable by Cypress.

Later in 2023, the Company and the Landlord reached a settlement amending the terms of the Zabala Road Lease and reaching agreement on all rent-related issues. However, the Landlord declined to finalize the settlement agreement or honor the settlement terms related to rent. Then, on October 9, 2023, the Landlord terminated the Zabala Road Lease via a letter, which was served by its counsel on the Company. In October 2023, the Company filed a lawsuit for breach of contract and specific performance of the settlement agreement against the Landlord in order to enforce the settlement terms. The Landlord filed counterclaims against the Company, claiming damages of more than $36 million, which the Landlord claims are based on an analysis of accelerated rent due through the end of the term of the Zabala Road Lease, along with attorney’s fees, improvements, and other undefined costs.  In a separate lawsuit, the Landlord filed an unlawful detainer action, seeking possession of the Zabala Road property, one year of back rent, attorney’s fees, and other damages.  The unlawful detainer action concluded in January 2024 when the Company surrendered possession of the Zabala Road property to the Landlord.  In July 2024, the court in the unlawful detainer action declined to award any monetary damages to the Landlord in connection with the unlawful detainer lawsuit, instead indicating that any damages related to the unlawful detainer claims would be decided in the lawsuit filed by the Company against the Landlord.

The breach of contract litigation, along with the landlord's counterclaims, is continuing.

The Company intends to vigorously defend itself against the claims made by the Landlord. However, no assurance can be provided as to whether or not the Company will prevail, and it may be required to pay significant monetary damages. It is difficult to evaluate the likely outcome of a trial at such an early stage and with competing claims and cross-claims. In addition, due to the early nature of the case, an estimate on a loss is not reasonably estimable

A putative class action was filed on behalf of all California consumers who purchased products made by Lowell Farms, Inc. in California. The case alleges that Lowell failed to accurately label its products with the THC% identified by its testing laboratories, and that California consumers were thereby deceived into paying higher prices for Lowell’s products than they otherwise would have.

No trial has been scheduled in this matter. The parties are presently engaged in the process by which Plaintiff will bring a motion seeking certification of a class. If class certification is denied, then Plaintiff will be relegated to his own damages, which is likely just a few hundred dollars, and the case will likely end. If class certification is granted, then the parties will engage in fact discovery and the Court will set a trial date. The class certification motion is scheduled to be heard on August 26, 2024. Plaintiff has served discovery requests limited to class certification issues, but the parties have not engaged in any merits discovery. It is difficult to evaluate any potential outcome at such an early stage of the case where there has been no merits discovery. The Company is prepared to vigorously defend itself at the trial if a class is certified and a settlement is not reached. It is difficult to evaluate the likely outcome of a trial because Plaintiff has not articulated a theory of damages. In addition, due to the early nature of the case, an estimate of a loss is not reasonably estimable.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. GENERAL AND ADMINISTRATIVE EXPENSES

For the three and six months ended June 30, 2024 and 2023, general and administrative expenses were comprised of:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2024	2023	2024	2023
Salaries and benefits	$439	$757	$1,052	$1,686
Professional fees	219	364	591	527
Share-based compensation	10	41	36	101
Insurance	182	253	408	524
Administrative	239	196	554	445
Total general and administrative expenses	$1,089	$1,611	$2,641	$3,283

16. RELATED-PARTY TRANSACTIONS

Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.

During October 2022, Cannaco Research Corporation, an existing customer, became a related party when a new member joined the Board of Directors. Total sales recognized for Cannaco Research Corporation for the three months ended June 30, 2024 and 2023 were $103 and $87, respectively, and for the six months ended June 30, 2024 and 2023 were $237 and $180, respectively. In December, 2022, the Company entered into an agreement with Cannaco Research Corporation to lease approximately 2,000 square feet of warehouse space in Los Angeles to facilitate distribution services in the area. The lease is a 12-month storage agreement for the warehouse space. Total payments to Cannaco Research Corporation for the lease were $nil and $20 in the three months ended June 30, 2024 and 2023, respectively and for the six months ended June 30, 2024 and 2023 were $nil and $30, respectively.

17.  SEGMENT INFORMATION

The Company’s operations are comprised of a single reporting segment engaged in the production and sale of cannabis products in the United States. As the operations comprise a single reporting segment, amounts disclosed in the financial statements also represent a single reporting segment.

18.  SUBSEQUENT EVENTS

The Company has evaluated potential subsequent events through August 12, 2024, the date the unaudited financial statements were available to be issued. No material subsequent events were identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company is for the three and six months ended June 30, 2024 and 2023. It is supplemental to, and should be read in conjunction with, the Company’s consolidated audited financial statements (the “financial statements”) and the accompanying notes for the year ended December 31, 2023. All dollar amounts in this MD&A are expressed in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects”, “plans,” “intends,” “anticipates,” “targeted,” “continues,” “forecasts,” “designed,” “goal,” or the negative of those words or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward- looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Form 10-K for the year ended December 31, 2023, (the “Form 10-K”). Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available after the date of this Quarterly Report on Form 10-Q. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

OVERVIEW OF THE COMPANY

We are a California-based cannabis company with vertically integrated operations including extraction, processing, manufacturing, branding, packaging and wholesale distribution to retail dispensaries. We manufacture and distribute proprietary and a limited number of third-party brands throughout the State of California, one of the largest cannabis markets in the world. We also provide manufacturing, extraction and distribution services to several third-party cannabis and cannabis branding companies. We operate a 40,000 square foot processing facility in Monterey County, a 15,000 square foot manufacturing and laboratory facility in Salinas, California, a separate 21,000 square foot distribution and flower packing facility in Salinas, California and a warehouse depot in Los Angeles, California. On January 12, 2024, we surrendered possession of a 255,000 square foot greenhouse cultivation and warehouse facility. See “Recent Developments.”

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

Processing and Manufacturing Operations

We operate a 40,000 square foot processing facility in Monterey County in close proximity to our cultivation operations that provides drying, bucking, trimming, sorting, grading, and packaging operations for up to 250,000 pounds of wholesale cannabis flower annually. The facility processed nearly all the cannabis that we grew at our cultivation operations until we exited the cultivation facility as well as providing processing services for regional growers from primarily the Salinas Valley area.  See the discussion below under “Recent Developments.”

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

Debt Settlement, Asset Sale and Licensing

On October 6, 2023, the Company repurchased all of the $22,157 aggregate principal amount of outstanding Senior Secured Convertible Debentures together with the related warrants to purchase 10,627,483 subordinate voting shares of the Company and 4,324,845 common shares of Indus. Share amounts reflect the 1 for 10 reverse stock split effective August 31, 2023. A total of 6,849,572 shares of the Company were issued to holders based on the proportion of the outstanding Debentures held by such holder, of (x) membership interests in LF Brandco LLC (“Brandco”), an entity formed to hold the Company’s intellectual property relating to its “Lowell Smokes” and “Lowell Herb Co.” brands (including trademarks, logos and additional identifying marks, domain names and social media accounts).

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

Recent Developments

Surrender of Cultivation Facility

On January 12, 2024, Cypress surrendered possession of the Zabala Road Property leased by Cypress pursuant to the Zabala Road Lease with the Landlord. Prior to vacating the premises on January 12, 2024, the Company had operated a cultivation facility, which included four greenhouses totaling approximately 255,000 square feet, on the Zabala Road Property.

In January 2023, the Company’s Board of Directors formed a strategic alternatives special committee of independent directors to explore, review and evaluate strategic and financial alternatives. As part of these efforts, Cypress entered into negotiations with the Landlord of the Zabala Road Property leased by Cypress pursuant to the Zabala Road Lease to restructure the terms of the Zabala Road Lease, which provided for an expiry date of December 31, 2027, subject to five 5-year extension options exercisable by Cypress.

Later in 2023, the Company and the Landlord reached a settlement amending the terms of the Zabala Road Lease and reaching agreement on all rent-related issues. However, the Landlord declined to finalize the settlement agreement or honor the settlement terms related to rent. Then, on October 9, 2023, the Landlord terminated the Zabala Road Lease via a letter, which was served by its counsel on the Company. In October 2023, the Company filed a lawsuit for breach of contract and specific performance of the settlement agreement against the Landlord in order to enforce the settlement terms. The Landlord filed counterclaims against the Company, claiming damages of more than $36 million, which the Landlord claims are based on an analysis of accelerated rent due through the end of the term of the Zabala Road Lease, along with attorney’s fees, improvements, and other undefined costs.  In a separate lawsuit, the Landlord filed an unlawful detainer action, seeking possession of the Zabala Road property, one year of back rent, attorney’s fees, and other damages.  The unlawful detainer action concluded in January 2024, the court in the unlawful detainer action declined to award any monetary damages to the Landlord in connection with the unlawful detainer lawsuit, instead indicating that any damages related to the unlawful detainer claims would be decided in the lawsuit filed by the Company against the Landlord.

The breach of contract litigation, along with the landlord's counterclaims, is continuing.

The Company intends to vigorously defend itself against the claims made by the Landlord. However, no assurance can be provided as to whether or not the Company will prevail, and it may be required to pay significant monetary damages. It is difficult to evaluate the likely outcome of a trial at such an early stage and with competing claims and cross-claims. In addition, due to the early nature of the case, an estimate on a loss is not reasonable estimable.

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

These measures are not necessarily comparable to similarly titled measures used by other companies.

The table below reconciles Net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(798)	$(73)	$(3,687)	$(4,113)
Interest expense	5	1,151	14	2,810
Provision for income taxes	-	-	-	-
Depreciation and amortization in cost of goods sold(2)	177	1,340	1,368	2,430
Depreciation and amortization in operating expenses(2)	100	108	203	214
Depreciation and amortization in other income (expense) (2)	919	-	919	-
EBITDA(1)	403	2,526	(1,183)	1,341
Investment and currency (gains)/ losses	-	28	-	28
Goodwill impairment	-	-	-	-
Share-based compensation	10	41	36	101
Transaction and other charges(3)	(2,314)	(3,884)	(1,836)	(3,884)
Adjusted EBITDA(1)	$(1,901)	$(1,289)	$(2,983)	$(2,414)

(1)	Non-GAAP measure
(2)

For the three and six months ended June 30, 2024, includes $(80) and $399, respectively related to interest charges on operating leases recorded in cost of goods sold, $4 and $8, respectively related to interest charges on operating leases recorded in operating expenses and $550 and $550, respectively related to interest charges on operating leases recorded in other income (expense).

(3)	For the three and six months ended June 30, 2024, includes $18 and $496, respectively related to expenses incurred in exiting the cultivation facility and for the three and six months ended June 30, 2024 $(2,332) related to the reversal of a cultivation rent accrual as a result of a judicial ruling on the litigation associated with the cultivation landlord.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenue

We derive our revenue from sales of extracts, distillates, branded and packaged cannabis flower, pre-rolls, concentrates and edible products to retail licensed dispensaries and bulk flower, biomass and concentrates to licensed manufacturers and distributors in the state of California. In addition, we distribute proprietary and several third-party brands throughout the state of California, and we provide fee services for drying and processing third-party product for licensed cultivators in the State of California. In October 2023, the Company sold the rights to the Lowell Smokes brand.  The Company recognizes revenue upon delivery of goods to customers since at this time performance obligations are satisfied.

The Company classifies its revenues into the following major categories: Consumer Packaged Goods (“CPG”) revenue, Bulk revenue, Lowell Farm Services revenue, and Licensing revenue.

•	CPG products are primarily sales of proprietary and exclusively licensed brands of the Company.

•	Bulk product includes revenue from flower, biomass and distillates sales.

•	Lowell Farm Services revenue is related to our processing facility that provides drying, bucking, trimming, sorting, grading, and packaging services.

•	Licensing revenue includes fees from licensing the Lowell Smokes brand and sales of packaging and support services associated with non-California based activities which is now discontinued.

Revenue by Category

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023:

	Three Months Ended
	June 30,	June 30,
(in thousands)	2024	2023	$ Change	% Change
CPG	$3,489	$4,438	$(949)	-21%
Bulk	49	2,263	(2,214)	-98%
Lowell Farm Services	-	94	(94)	-100%
Licensing	-	237	(237)	-100%
Net revenue	$3,538	$7,032	$(3,494)	-50%

CPG revenues decreased $0.9 million for the three months ended June 30, 2024, compared to the same period of the prior year, primarily as a result of reduced sales volumes of packaged flower and pre-rolls. The reduction in revenue is partially driven by additional procedures to manage credit risk by only selling to credit worthy customers as well as managing the business as it shifts to procuring cannabis raw material from suppliers as the Company shifts away from self-grown cannabis raw material. This change in strategy temporarily reduced available inventory as the Company transitioned to new suppliers. Lowell brand revenues for the three months ended June 30, 2024 were $2.4 million and represented 68% of CPG revenues compared to $3.5 million in revenue and 79% of CPG sales in the same period in the prior year. The Company continues to expand its portfolio of distributed brands which has grown to $0.8 million in revenue during the current period, compared to $0.6 million in the same period of the prior year.

Bulk sales decreased $2.2million in the three months ended June 30, 2024 compared to the same period in the prior year. The decline during the year was the result of the Company shifting to procuring cannabis raw material from suppliers, as opposed to utilizing self-grown flower. This decision has enabled the Company to strategically purchase cannabis raw material to match demand for the CPG market but has limited the available cannabis raw material for bulk sales.

During the current period, the Company was focused on managing the procurement of third party flower for CPG products, as opposed to third party processing. No licensing revenues were generated in 2024 reflecting the sale of the Lowell Smokes brand in October 2023.

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023:

	Three Months Ended
	June 30,	June 30,	Change
(in thousands)	2024	2023	$	%
Net revenue	$3,538	$7,032	$(3,494)	-50%
Cost of goods sold	4,092	7,373	(3,281)	-45%
Gross profit (loss)	$(554)	$(341)	$(213)	-62%
Gross margin	-15.7%	-4.8%

Gross margin was (15.7%) and (4.8%) in the three months ended June 30, 2024 and 2023, respectively. Gross profit was adversely affected during the period by expenses incurred as a result of the transition away from the cultivation facility in early 2024. As the Company finalizes recording the exit from the cultivation facility, these expenses are not expected to recur and the non-revenue generating expenses have unfavorably impacted gross profit and margin in the current period. Further impacting gross margin is a reduction in CPG volumes generating high fixed costs per unit and increased depreciation expense related to operating lease classification of existing leases.

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023:

	Three Months Ended
	June 30,	June 30,	Change
(in thousands)	2024	2023	$	%
Total operating expenses	$1,638	$2,357	$(719)	-31%
% of net revenue	46%	34%

Total operating expenses decreased $0.7 million for the three months ended June 30, 2024 compared to the same period of the prior year, primarily reflecting headcount reductions between years and operating efficiencies. Operating expenses increased as a percentage of net revenue to 46% for the three months ended June 30, 2024 compared to 34% for the three months ended June 30, 2023.

 Other Income (Expense)

 Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023:

	Three Months Ended
	June 30,	June 30,	Change
(in thousands)	2024	2023	$	%
Total other income (expense)	$1,394	$2,625	$(1,231)	47%
% of net revenue	39%	37%

Other income (expense) decreased $1.2 million for the three months ended June 30, 2024 compared to the same period of the prior year. The current year reflects the reversal of a cultivation rent accrual of $2.3 million as a result of a judicial ruling on the litigation associated with the cultivation landlord, which was partially offset by processing facility expenses of $0.9 million since the facility was unused due to the exit from cultivation activities in the previous quarter. During the current period, the Company classifies leases as operating leases, with interest expense reflected in cost of goods sold and in other expense for the unused processing facility.  Other income in the prior year primarily reflects a $3.0 million gain recognized on the sale and leaseback transaction associated with the processing facility.

 Net Loss

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023:

	Three Months Ended
	June 30,	June 30,	Change
(in thousands)	2024	2023	$	%
Net loss	$(798)	$(73)	$(795)	-993%

Net loss was $0.8 million in the quarter ended June 30, 2024, compared to net loss of $0.1 million for the same period of the prior year as a result of the factors noted above.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenue by Category

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023:

	Six Months Ended
	June 30,	June 30,
(in thousands)	2024	2023	$ Change	% Change
CPG	$7,614	$9,097	$(1,483)	-16%
Bulk	730	4,793	(4,063)	-85%
Lowell Farm Services	68	209	(141)	-67%
Licensing	-	459	(459)	-100%
Net revenue	$8,412	$14,558	$(6,146)	-42%

CPG revenues decreased $1.5 million for the six months ended June 30, 2024, compared to the same period of the prior year, primarily as a result of reduced sales volumes of packaged flower and pre-rolls. The reduction in revenue is partially driven by additional procedures to manage credit risk by only selling to credit worthy customers as well as managing the business as it shifts to procuring cannabis raw material from suppliers as the Company shifts away from self-grown cannabis raw material. This change in strategy temporarily reduced available inventory as the Company transitioned to new suppliers. Lowell brand revenues for the six months ended June 30, 2024 were $5.3 million and represented 69% of CPG revenues compared to $7.4 million in revenue and 82% of CPG sales in the same period in the prior year. The Company continues to expand its portfolio of distributed brands which has grown to $1.8 million in revenue during the current period, compared to $0.8 million in the same period of the prior year.

Bulk sales decreased $4.1 million in the six months ended June 30, 2024 compared to the same period in the prior year. The decline during the year was the result of the Company shifting to procuring cannabis raw material from suppliers, as opposed to utilizing self-grown flower. This decision has enabled the Company to strategically purchase cannabis raw material to match demand for the CPG market but has limited the available cannabis raw material for bulk sales.

LFS and licensing revenues generated $0.1 million and $0.7 million in the six months ended June 30, 2024 and 2023, respectively. During the current period, the Company was primarily focused on managing the procurement of third party flower for CPG products, as opposed to third party processing. No licensing revenues were generated in 2024 reflecting the sale of the Lowell Smokes brand in October 2023.

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

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023:

	Six Months Ended
	June 30,	June 30,	Change
(in thousands)	2024	2023	$	%
Net revenue	$8,412	$14,558	$(2,652)	-35%
Cost of goods sold	9,793	14,767	(1,693)	-23%
Gross profit	$(1,381)	$(209)	$(959)	-727%
Gross margin	-16.4%	-1.4%

Gross margin was (16.4%) and (1.4%) in the six months ended June 30, 2024 and 2023, respectively. Gross profit was adversely affected during the period by expenses incurred as a result of the transition away from the cultivation facility in early 2024. As the Company finalizes recording the exit from the cultivation facility, these expenses are not expected to recur and the non-revenue generating expenses have unfavorably impacted gross profit and margin in the current period. Further impacting gross margin is a reduction in CPG volumes generating high fixed costs per unit and increased depreciation expense related to operating lease classification of existing leases.

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

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023:

	Six Months Ended
	June 30,	June 30,	Change
(in thousands)	2024	2023	$	%
Total operating expenses	$3,696	$4,871	$(1,175)	-24%
% of net revenue	44%	33%

Total operating expenses decreased $1.2 million for the six months ended June 30, 2024 compared to the same period of the prior year, primarily reflecting headcount reductions between year and operating efficiencies. Operating expenses increased as a percentage of net revenue to 44% for the six months ended June 30, 2024 compared to 33% for the six months ended June 30, 2023.

 Other Income (Expense)

 Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023:

	Six Months Ended
	June 30,	June 30,	Change
(in thousands)	2024	2023	$	%
Total other income (expense)	$1,390	$967	$423	44%
% of net revenue	17%	7%

Other income (expense) increased $0.4 million for the six months ended June 30, 2024 compared to the same period of the prior year. The current year reflects the reversal of a cultivation rent accrual of $2.3 million as a result of a judicial ruling on the litigation associated with the cultivation landlord, which was partially offset by processing facility expenses of $0.9 million since the facility was unused due to the exit from cultivation activities in the first quarter. During the current period, the Company classifies leases as operating leases, with interest expense reflected in cost of goods sold.  Other income in the prior year primarily reflects a $3.0 million gain recognized on the sale and leaseback transaction associated with the processing facility offset by interest expense related to convertible debentures, mortgage payable and interest expense on leased facilities.

 Net Loss

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023:

	Six Months Ended
	June 30,	June 30,	Change
(in thousands)	2024	2023	$	%
Net loss	$(3,687)	$(4,113)	$426	10%

Net loss was $3.7 million in the six months ended June 30, 2024, compared to net loss of $4.1 million for the same period of the prior year as a result of the factors noted above.

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

At June 30, 2024, we had $0.6 million in cash and cash equivalents and $0.9 million of working capital, compared to $2.3 million of cash and cash equivalents and $3.5 million of working capital at December 31, 2023. As of June 30, 2024, included in working capital is $0.6 million of deposits that are held for future cash management needs.

The Company is focused on improving its balance sheet by improving accounts receivable collections, right-sizing inventories and increasing gross profits. We have taken a number of steps to improve our cash position and to continue to fund operations and capital expenditures including:

•	Focusing on collection of principal balances only;

•	Scaled back our investment in and support for non-core brands;

•	Focused marketing and brand development activities on significantly growing Lowell and owned brands;

•	Restructured our organization and identified operating, selling and administrative expense cost efficiencies;

•	Developed Lowell Farm Services to add revenue, cash flow generation and potential flower sourcing through processing third party flower;

•	We reduced headcount and eliminated our seasonal workforce as we focus on necessary infrastructure to support our current operations;

•	In 2023, re-negotiating leases on facility space, including leasing more economically feasible facilities in Los Angeles and selling and leasing back our processing facility; and

•	In January 2024, exited our cultivation facility to take advantage of profitably sourcing flower from multiple third party sources. Refer to “Recent Developments.”

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the unaudited condensed interim consolidated financial statements of the Company for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,	June 30,	Change
(in thousands)	2024	2023	$	%
Net cash provided by (used in) operating activities	$(1,557)	$(423)	$(1,134)	-268%
Net cash used in investing activities	-	(19)	19	100%
Net cash provided by (used in) financing activities	(112)	7,766	(7,878)	-101%
Change in cash and cash equivalents	$(1,669)	$7,324	$(8,993)	-123%

Cash used in operating activities

Net cash used in operating activities was $1.5 million for the six months ended June 30, 2024, a $1.1 million unfavorable decline, or 268%, compared to the six months ended June 30, 2023. The change was primarily driven by a $2.3 million rent accrual reversal associated with a court decision associated with the cultivation landlord in the current period and a net unfavorable impact of $0.9 million in net operating assets and liabilities compared to the prior year period being partially offset by a gain on lease settlement of $3.0 million in the prior year. The Company recorded $0.6 million of operating lease payments during the current period.

Cash used in investing activities

The Company did not make any new investments into long-lived fixed assets during the six months ended June 30, 2024.

Cash used in financing activities

Net cash used in financing activities of $0.1 million for the six months ended June 30, 2024, was associated with principal payments on lease obligations which compare to $1.1 million in principal payments on lease obligations in the prior year period.  This change was due to a reduction in lease payments after the Company exited its cultivation facility in 2023, as well as reclassifying existing leases as operating leases. The prior year period also included $9.0 million in proceeds from a sale and leaseback.

Working Capital and Cash on Hand

The following table presents the Company’s cash on hand and working capital position as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,	Change
(in thousands)	2024	2023	$	%
Working capital(1)	$884	$3,475	$(2,591)	-75%

Cash and cash equivalents	$642	$2,311	$(1,669)	-72%

_________________

(1) Non-GAAP measure - see Non-GAAP Financial Measures in this MD&A. (Total current assets less total current liabilities)

At June 30, 2024, we had 0.6 million in cash and cash equivalents and $0.9 million of working capital, compared to $2.3 million of cash and cash equivalents and $3.5 million of working capital at December 31, 2023. The decrease in cash and cash equivalents was primarily due to unfavorable changes in operating assets and liabilities.

The Company’s future working capital is expected to be significantly impacted by the growth in operations, continuing margin improvement, ability to manage the growing complexity of the cannabis business and the success of capital raising efforts.

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

Credit Risk

•

Credit risk is the risk of a potential loss to the Company if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at June 30, 2024 and December 31, 2023 is the carrying amount of cash and cash equivalents and accounts receivable. All cash and cash equivalents are placed with U.S. and Canadian financial institutions.

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

•	In addition to the commitments outlined in Note 14, the Company has the following contractual obligations at June 30, 2024 and December 31, 2023:

	Maturity: < 1 Year
	June 30,	December 31,
(in thousands)	2024	2023
Accounts payable and Other accrued liabilities	$4,051	$6,257

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

OUTSTANDING SHARE DATA

As of August 13, 2024, the Company had the following securities issued and outstanding:

Number of Shares
(in thousands)	(on an as converted basis)
Issued and Outstanding
Subordinate voting shares	18,150
Class B shares (1)	881
Super voting shares	20
Reserved for Issuance
Options	1,298
Warrants	1,126
21,475

(1) Class B shares reserved for conversion to Subordinate voting shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act)). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30 2024, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the three months ended June 30, 2024.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Zabala Road Lease

On January 12, 2024, Cypress surrendered possession of the Zabala Road Property leased by Cypress pursuant to the Zabala Road Lease with the Landlord. Prior to vacating the premises on January 12, 2024, the Company had operated a cultivation facility, which included four greenhouses totaling approximately 255,000 square feet, on the Zabala Road Property.

In January 2023, the Company’s Board of Directors formed a strategic alternatives special committee of independent directors to explore, review and evaluate strategic and financial alternatives. As part of these efforts, Cypress entered into negotiations with the Landlord of the Zabala Road Property leased by Cypress pursuant to the Zabala Road Lease”to restructure the terms of the Zabala Road Lease, which provided for an expiry date of December 31, 2027, subject to five 5-year extension options exercisable by Cypress.

Later in 2023, the Company and the Landlord reached a settlement amending the terms of the Zabala Road Lease and reaching agreement on all rent-related issues. However, the Landlord declined to finalize the settlement agreement or honor the settlement terms related to rent. Then, on October 9, 2023, the Landlord terminated the Zabala Road Lease via a letter, which was served by its counsel on the Company. In October 2023, the Company filed a lawsuit for breach of contract and specific performance of the settlement agreement against the Landlord in order to enforce the settlement terms. The Landlord filed counterclaims against the Company, claiming damages of more than $36 million, which the Landlord claims are based on an analysis of accelerated rent due through the end of the term of the Zabala Road Lease, along with attorney’s fees, improvements, and other undefined costs.  In a separate lawsuit, the Landlord filed an unlawful detainer action, seeking possession of the Zabala Road property, one year of back rent, attorney’s fees, and other damages.  The unlawful detainer action concluded in January 2024 when the Company surrendered possession of the Zabala Road property to the Landlord.  In July 2024, the court in the unlawful detainer action declined to award any monetary damages to the Landlord in connection with the unlawful detainer lawsuit, instead indicating that any damages related to the unlawful detainer claims would be decided in the lawsuit filed by the Company against the Landlord.

The breach of contract litigation, along with the landlord's counterclaims, is continuing.

The Company intends to vigorously defend itself against the claims made by the Landlord. However, no assurance can be provided as to whether or not the Company will prevail, and it may be required to pay significant monetary damages. It is difficult to evaluate the likely outcome of a trial at such an early stage and with competing claims and cross-claims. In addition, due to the early nature of the case, an estimate on a loss is not reasonably estimable.

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

No trial has been scheduled in this matter. The parties are presently engaged in the process by which Plaintiff will bring a motion seeking certification of a class. The class certification motion is scheduled to be heard on August 26, 2024. Plaintiff has served discovery requests limited to class certification issues, but the parties have not engaged in any merits discovery. It is difficult to evaluate any potential outcome at such an early stage of the case where there has been no merits discovery. The Company is prepared to vigorously defend itself at the trial if a class is certified and a settlement is not reached. It is difficult to evaluate the likely outcome of a trial because Plaintiff has not articulated a theory of damages. In addition, due to the early nature of the case, an estimate of a loss is not reasonably estimable.

There are no other legal proceedings material to the Company to which the Company or a subsidiary thereof is a party or of which any of their respective property is the subject matter, nor are there any such proceedings known to the Company to be contemplated, and there have been no such legal proceedings during the Company’s most recently completed financial year or the six months  ended June 30, 2024.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024 there were no unregistered sales nor repurchases of equity related securities identified, outside of those already reported.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Exhibit Description
31.1

Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Interim Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

LOWELL FARMS, INC.

Date: August 13, 2024	By:	/s/ Mark Ainsworth
Mark Ainsworth
Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial and accounting officer)

