Form 10-Q
period 2024-09-30
Lowell Farms Inc.
filed 2024-11-14
CIK 1838128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2024

or

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

There were 18,149,651 shares of the Registrant’s Subordinate Voting Shares outstanding as of November 13, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LOWELL FARMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$320	$2,311
Accounts receivable - net of allowance for doubtful accounts of $1,050 and $959 at September 30, 2024 and December 31, 2023, respectively.	2,256	2,620
Inventory	1,935	4,760
Prepaid expenses and other current assets	1,128	2,397
Total current assets	5,639	12,088
Property and equipment, net	2,890	4,099
Right of use assets, net	17,188	18,327
Other intangibles, net	2,256	2,544
Other assets	465	555

Total assets	$28,438	$37,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,647	$4,314
Accrued payroll and benefits	301	363
Notes payable, current portion	-	3
Lease obligation, current portion	1,780	1,990
Other current liabilities	2,838	1,943
Total current liabilities	7,566	8,613
Lease obligation	16,667	17,522
Total liabilities	24,293	26,135
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Share capital	192,488	192,445
Accumulated deficit	(188,283)	(180,967)
Total stockholders’ equity	4,205	11,478

Total liabilities and stockholders’ equity	$28,438	$37,613

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net revenue	$3,244	$6,212	$11,656	$20,770
Cost of goods sold	4,184	6,656	13,977	21,423

Gross profit (loss)	(940)	(444)	(2,321)	(653)

Operating expenses
General and administrative	1,440	1,865	4,081	5,150
Sales and marketing	236	456	1,096	1,827
Depreciation and amortization	160	102	355	317
Total operating expenses	1,836	2,423	5,532	7,294

Loss from operations	(2,776)	(2,867)	(7,853)	(7,947)

Other income (expense)
Other income	(448)	(1,916)	957	1,889
Impairment expense	-	(13,793)	-	(13,793)
Unrealized change in fair value of investment	-	-	-	(28)
Interest expense	(2)	(1,594)	(17)	(4,404)
Total other income (expense)	(450)	(17,303)	940	(16,336)

Loss before provision for income taxes	(3,226)	(20,170)	(6,913)	(24,283)
Provision for income taxes	403	-	403	-
Net loss	$(3,629)	$(20,170)	$(7,316)	$(24,283)

Net loss per share:
Basic	$(0.19)	$(1.66)	$(0.38)	$(1.99)
Diluted	$(0.19)	$(1.66)	$(0.38)	$(1.99)
Weighted average shares outstanding:
Basic	19,031	12,177	19,031	12,177
Diluted	19,031	12,177	19,031	12,177

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited) (in thousands)

	Three Months Ended September 30, 2024
	Subordinate	Super			Total
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-June 30, 2024	19,031	20	$192,481	$(184,654)	$7,827
Net loss	-	-	-	(3,629)	(3,629)
Share-based compensation expense	-	-	7	-	7
Balance- September 30, 2024	19,031	20	$192,488	$(188,283)	$4,205

	Three Months Ended September 30, 2023
	Subordinate	Super			Total
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-June 30, 2023	12,177	20	$191,843	$(147,738)	$44,105
Net loss	-	-	-	(20,170)	(20,170)
Share-based compensation expense	-	-	92	-	92
Balance-September 30, 2023	12,177	20	$191,935	$(167,908)	$24,027

	Nine Months Ended September 30, 2024
	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2023	19,031	20	$192,445	$(180,967)	$11,478
Net loss	-	-	-	(7,316)	(7,316)
Share-based compensation expense	-	-	43	-	43
Balance-September 30, 2024	19,031	20	$192,488	$(188,283)	$4,205

	Nine Months Ended September 30, 2023
	Subordinate	Super
	Voting	Voting	Share	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance-December 31, 2022	12,177	20	$191,742	$(143,625)	$48,117
Net loss	-	-	-	(24,283)	(24,283)
Share-based compensation expense	-	-	193	-	193
Balance-September 30, 2023	12,177	20	$191,935	$(167,908)	$24,027

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	Nine Months Ended
	September 30,	September 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(7,316)	$(24,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,274	4,151
Amortization of debt issuance costs	-	712
Share-based compensation expense	43	193
Provision for doubtful accounts	807	328
Gain on sale leaseback	-	(3,004)
Gain on lease settlement	-	(880)
Gain on sale of asset	(185)	-
Unrealized loss on change in fair value of investments	-	28
Impairment expense	-	13,793
Reversal of cultivation lease accrual	(2,332)	-
Changes in operating assets and liabilities:
Accounts receivable	(443)	1,201
Inventory	2,825	1,944
Prepaid expenses and other current assets	1,221	119
Other assets	90	(387)
Accounts payable and accrued expenses	1,498	3,190
Operating lease payments	(955)	-
Net cash used in operating activities	$(2,473)	$(2,895)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(58)
Proceeds from asset sale	595	-
Net provided by (cash used) in investing activities	$595	$(58)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale leaseback	-	8,991
Principal payments on lease obligations	(110)	(1,551)
Payments on notes payable	(3)	(87)
Net cash provided by (used in) financing activities	$(113)	$7,353

Change in cash and cash equivalents	(1,991)	4,400
Cash and cash equivalents-beginning of year	2,311	1,098
Cash and cash equivalents -end of period	$320	$5,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$17	$2,780

OTHER NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment not yet paid for	$-	$26

See Accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements (the “financial statements”) included herein have been prepared by Lowell Farms Inc. (the “Company” or “Lowell”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments), to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Form 10-K filed for the year ended December 31, 2023. There have been no material changes to our significant accounting policies as of and for the nine months ended September 30, 2024.

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

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets were comprised of the following items:

	September 30,	December 31,
(in thousands)	2024	2023
Deposits	$64	$1,134
Insurance	113	237
Supplier advances	250	26
Interest and taxes	51	26
Licenses and payments	34	106
Royalty advance	589	853
Other	27	15
Total prepaid and other current assets	$1,128	$2,397

3. INVENTORY

Inventory was comprised of the following items:

	September 30,	December 31,
(in thousands)	2024	2023
Raw materials	$1,208	$1,400
Work in process	176	307
Finished goods	551	3,053
Total inventory	$1,935	$4,760

4.  OTHER CURRENT LIABILITIES

Other current liabilities were comprised of the following items:

	September 30,	December 31,
(in thousands)	2024	2023
Interest and tax accrual	$571	$109
Employee Retention Credit financing accrual	441	441
Accrued price promotions	133	133
Excise tax payments	291	289
Insurance and professional fee accrual	301	287
Third-party brand distribution accrual	1,024	558
Other	77	126
Total other current liabilities	$2,838	$1,943

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. PROPERTY AND EQUIPMENT

A reconciliation of the beginning and ending balances of property and equipment and accumulated depreciation during the nine months ended September 30, 2024 and property and equipment, net as of December 31, 2023, are as follows:

	Leasehold	Furniture			Construction	Right of
(in thousands)	Improvements	and Fixtures	Equipment	Vehicles	in Process	Use Assets	Total
Costs
Balance-December 31, 2023	$2,116	$50	$5,295	$830	$35	$21,317	$29,643
Additions	-	-	-	-	-	-	-
Disposals	-	-	(362)	-	-	-	(362)
Transfer	-	-	35	-	(35)	-	-
Lease remeasurement	-	-	-	-	-	-	-
Balance – September 30, 2024	$2,116	$50	$4,968	$830	$-	$21,317	$29,281

Accumulated Depreciation
Balance - December 31, 2023	$(1,081)	$(49)	$(2,353)	$(744)	$-	$(2,990)	$(7,217)
Depreciation	(168)	-	(631)	(48)	-	(1,139)	(1,986)
Disposals	-	-	-	-	-	-	-
Balance - September 30, 2024	$(1,249)	$(49)	$(2,984)	$(792)	$-	$(4,129)	$(9,203)

Net Book Value - September 30, 2024	$867	$1	$1,984	$38	$-	$17,188	$20,078

Net Book Value - December 31, 2023	$1,035	$1	$2,942	$86	$35	$18,327	$22,426

Construction in process represented assets under construction related to manufacturing and distribution facilities not yet completed or otherwise not placed in service.

Depreciation expense of $605 and $1,405 were recorded for the three months ended September 30, 2024 and 2023, respectively, of which $337 and $1,385 respectively, were included in cost of goods sold.

Depreciation expense of $1,986 and $3,846 were recorded for the nine months ended September 30, 2024 and 2023, respectively, of which $1,355 and $3,772 respectively, were included in cost of goods sold.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Other Intangible Assets

A reconciliation of the beginning and ending balances of intangible assets and accumulated amortization during the nine months ended September 30, 2024 and intangible assets, net as of December 31, 2023, are as follows:

	Definite Life Intangibles
	Technology/	Acquired
(in thousands)	Know How	Purchase Rights	Total
Costs
Balance-December 31, 2023	$3,000	$416	$3,416
Additions	-	-	-
Balance-September 30, 2024	$3,000	$416	$3,416

Accumulated Amortization
Balance-December 31, 2023	$(761)	$(111)	$(872)
Amortization	(225)	(63)	(288)
Balance-September 30, 2024	$(986)	$(174)	$(1,160)

Net Book Value
December 31, 2023	$2,239	$305	$2,544
Net Book Value
September 30, 2024	$2,014	$242	$2,256

Intangible assets with finite lives are amortized over their estimated useful lives. Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition. The Company recorded amortization expense of $288 and $305 for the nine months ended September 30, 2024 and 2023, respectively.

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

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. SHAREHOLDERS’ EQUITY

Shares Outstanding

The table below details the change in Company shares outstanding by class during the nine months ended September 30, 2024:

	Subordinate	Super
(in thousands)	Voting Shares	Voting Shares
Balance-December 31, 2023	19,031	20
Balance-September 30, 2024	19,031	20

The Super Voting Shares carry 1,000 votes per share. The Subordinate Voting Shares carry 1 vote per share.

Warrants

A reconciliation of the beginning and ending balances of warrants outstanding is as follows:

(in thousands)
Balance-December 31, 2023	1,126
Less expirations	(900)
Balance-September 30, 2024	226

At September 30, 2024, on a weighted average basis, warrants outstanding have an exercise price of $20.15 and expire by December, 2026. Warrants convert into subordinate voting shares.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. DEBT

Debt at September 30, 2024 and December 31, 2023, was comprised of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Current portion of long-term debt
Vehicle loans(1)	$-	$3
Total short-term debt	-	3

Long-term debt, net
Total long-term debt	-	-
Total Indebtedness	$-	$3

______________________

(1) Primarily fixed term loans on transportation vehicles. Weighted average interest rate at December 31, 2023 was 6.4%

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. LEASES

A reconciliation of lease obligations for the nine months ended September 30, 2024, is as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Lease obligation
December 31, 2023	$19,402	110	19,512
Lease principal payments	(955)	(110)	(1,065)
September 30, 2024	$18,447	-	18,447

All extension options that are reasonably certain to be exercised have been included in the measurement of lease obligations. The Company reassesses the likelihood of extension option exercise if there is a significant event or change in circumstances within its control.

The components of lease expense for the three and nine months ended September 30, 2024 and 2023, are as follows:

	Three Months Ended		Nine Months Ended
Finance Leases	September 30,	September 30,	September 30,	September 30,
(in thousands)	2024	2023	2024	2023
Amortization of leased assets (1)	$-	$939	$41	$2,329
Interest on lease liabilities (2)	-	459	2	1,441
Total	$-	$1,398	$43	$3,770

____________

(1) Included in cost of goods sold, general and administrative expenses and other expenses in the consolidated statement of operations.

(2) Included in interest expense in the consolidated statement of operations.

	Three Months Ended		Nine Months Ended
Operating Leases	September 30,	September 30,	September 30,	September 30,
(in thousands)	2024	2023	2024	2023
Amortization of leased assets (1)	$361	$-	$1,140	$-
Interest on lease liabilities (1)	396	-	1,165	-
Total	$757	$-	$2,305	$-

____________

(1) Included in cost of goods sold, general and administrative expenses and other expenses in the consolidated statement of operations.

The key assumptions used in accounting for leases as of September 30, 2024, were a weighted average remaining lease term of 8.2 years and a weighted average discount rate of 10%. The key assumptions used in accounting for leases as of December 31, 2023 were a weighted average remaining lease term of 8.9 years and a weighted average discount rate of 10%.

The future lease payments with initial remaining terms in excess of one year as of September 30, 2024 were as follows:

(in thousands)	September 30, 2024
Balance of 2024	$828
2025	3,258
2026	3,240
2027	3,324
2028 and beyond	16,847
Total lease payments	27,497
Less imputed interest	(9,050)
Total	$18,447

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. SHARE-BASED COMPENSATION

During 2019, the Company’s Board of Directors adopted the 2019 Stock and Incentive Plan (the “Plan”), which was amended in April 2020, March 2021 and June 2023. The Plan permits the issuance of stock options, stock appreciation rights, stock awards, share units, performance shares, performance units and other stock-based awards, and, as of September 30, 2024, 2.3 million shares have been authorized to be issued under the Plan and 1.0 million are available for future grant. The Plan provides for the grant of options as either non-statutory stock options or incentive stock options and restricted stock units to employees, officers, directors, and consultants of the Company to attract and retain persons of ability to perform services for the Company and to reward such individuals who contribute to the achievement by the Company of its economic objectives. The awards granted generally vest in 25% increments over a four-year period and option awards expire 6 years from grant date.

The Plan is administered by the Board or a committee appointed by the Board, which determines the persons to whom the awards will be granted, the type of awards to be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

During the nine months ended September 30, 2024 and 2023, the Company granted shares to certain employees as compensation for services. These shares were accounted for in accordance with ASC 718 - Compensation - Stock Compensation. The Company amortizes awards over the service period and until awards are fully vested.

For the three and nine months ended September 30, 2024 and 2023, share-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2024	2023	2024	2023
Cost of goods sold	$-	$-	$-	$-
General and administrative expense	7	92	43	193
Total share-based compensation	$7	$92	$43	$193

The following table summarizes the status of stock option grants and unvested awards at and for the nine months ended September 30, 2024:

	Stock	Weighted-Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
(in thousands except per share amounts)	Options	Price	Life	Value

Outstanding-December 31, 2023	1,453	$1.9	5.3	$-

Granted	250	0.16	-	-
Exercised	-	-	-	-
Expired	-	-
Cancelled	(499)	2.14	-	-
Outstanding-September 30, 2024	1,204	$1.40	3.53	-

Exercisable-September 30, 2024	1,108	$1.37	4.20	$-

Vested and expected to vest-September 30, 2024	1,204	$1.40	3.53	$-

The weighted-average fair value of options granted during the three and nine months ended September 30, 2024, estimated as of the grant date were $0.16. As of September 30, 2024, there was $51 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 0.8 years.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three and nine months ended September 30, 2024 and 2023, the fair value of the stock options granted were determined using the Black-Scholes option-pricing model with the following weighted average assumptions at the time of grant.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2023
Expected volatility	50%	50%
Dividend yield	0%	0%
Risk-free interest rate	4.15%	1.0%
Expected term in years	4.25%	4.50%

11. INCOME TAXES

A tax provision of $403 was recorded for the three and nine months ended September 30, 2024 reflecting taxes due with the filing of the 2023 tax return. The Company realized taxable income on the 2023 tax return due to the taxable gain on the sale of the Lowell brands. Tax regulations allow only 80% of taxable income to be offset by net operating loss carryforwards.  There was no provision for income tax expense for the three and nine months ended September 30, 2023 due to operating losses incurred in both periods.

12. NET LOSS PER SHARE

Net loss per share represents the net earnings/loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands except per share amounts)	2024	2023	2024	2023
Net loss	$(3,629)	$(20,170)	$(7,316)	$(24,283)

Net loss per share:
Basic	$(0.19)	$(1.66)	$(0.38)	$(1.99)
Diluted	$(0.19)	$(1.66)	$(0.38)	$(1.99)
Weighted average shares outstanding:
Basic	19,031	12,177	19,031	12,177
Diluted	19,031	12,177	19,031	12,177

Weighted average potentially diluted shares (1):
Basic shares	19,031	12,177	19,031	12,177
Total weighted average potentially diluted shares:	19,031	12,177	19,031	12,177

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

At September 30, 2024 and December 31, 2023 the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments.

The carrying value of the Company’s debt approximates fair value based on current market rates (Level 2).

Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described above in the Notes to Condensed Consolidated Financial Statements, which are considered a Level 3 measurement.

14. COMMITMENTS AND CONTINGENCIES

Contingencies

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulation as of September 30, 2024, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future.

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

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

No trial has been scheduled in this matter. In addition, Plaintiff has not yet filed a motion for certification of a class despite a previous schedule to do so. Based on comments at the last court hearing, it is uncertain whether Plaintiff intends to bring a motion seeking certification of a class or proceed only on his individual claims, meaning Plaintiff would be relegated to his own damages, which is likely just a few hundred dollars and any applicable attorney’s fees. Plaintiff served discovery requests limited to class certification issues to which Lowell responded, but the parties have not engaged in any merits discovery to date. It is difficult to evaluate any potential outcome before knowing whether Plaintiff intends to pursue class action certification and before any merits discovery. The Company is prepared to vigorously defend itself at the trial if a settlement is not reached. It is difficult to evaluate the likely outcome of a trial because Plaintiff has not articulated a theory of damages. In addition, because it is uncertain whether Plaintiff will pursue class-wide or only individual damages, it is not possible to reasonably estimate any loss.

LOWELL FARMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. GENERAL AND ADMINISTRATIVE EXPENSES

For the three and nine months ended September 30, 2024 and 2023, general and administrative expenses were comprised of:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2024	2023	2024	2023
Salaries and benefits	$436	$799	$1,487	$2,485
Professional fees	99	271	690	798
Share-based compensation	7	92	43	193
Insurance	153	228	560	752
Bad debt expense	619	212	807	328
Administrative	126	263	494	594
Total general and administrative expenses	$1,440	$1,865	$4,081	$5,150

16. RELATED-PARTY TRANSACTIONS

Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.

During October 2022, Cannaco Research Corporation, an existing customer, became a related party when a new member joined the Board of Directors. Total sales recognized for Cannaco Research Corporation for the three months ended September 30, 2024 and 2023 were $83 and $87, respectively, and for the nine months ended September 30, 2024 and 2023 were $319 and $180, respectively. In December, 2022, the Company entered into an agreement with Cannaco Research Corporation to lease approximately 2,000 square feet of warehouse space in Los Angeles to facilitate distribution services in the area. The lease is a 12-month storage agreement for the warehouse space. Total payments to Cannaco Research Corporation for the lease were $nil and $20 in the three months ended September 30, 2024 and 2023, respectively and for the nine months ended September 30, 2024 and 2023 were $nil and $30, respectively.

17.  SEGMENT INFORMATION

The Company’s operations are comprised of a single reporting segment engaged in the production and sale of cannabis products in the United States. As the operations comprise a single reporting segment, amounts disclosed in the financial statements also represent a single reporting segment.

18.  SUBSEQUENT EVENTS

On October 9, 2024, the Company announced that it entered into management services agreements with two cannabis retail dispensaries located in Los Angeles, California. Under the terms of the agreements, Lowell Farms will assume operational management of the retail stores, with an option to acquire equity ownership through a non-binding letter of intent.  The management services agreements commenced as of October 1, 2024, and terminate upon the earlier to occur of (i) the Company’s acquisition of the equity interests of the retail dispensaries, (ii) by mutual agreement of the applicable parties, or (iii) upon the occurrence of certain other customary circumstances specified in the management services agreements. There can be no assurance that the Company will enter into definitive agreements to acquire the equity ownership of the retail stores in a timely fashion, or at all.

Concurrently with entering into the management services agreements, the Company appointed Ms. Ann Lawrence, a current director, as the Executive Chairperson of the Company. Ms. Lawrence joined the board of directors of the Company in 2022.

The Company has evaluated potential subsequent events through November 12, 2024, the date the unaudited financial statements were available to be issued. No other material subsequent events were identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company is for the three and nine months ended September 30, 2024 and 2023. It is supplemental to, and should be read in conjunction with, the Company’s consolidated audited financial statements (the “financial statements”) and the accompanying notes for the year ended December 31, 2023. All dollar amounts in this MD&A are expressed in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

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

OVERVIEW OF THE COMPANY

We are a California-based cannabis company with vertically integrated operations including extraction, processing, manufacturing, branding, packaging and wholesale distribution to retail dispensaries. We manufacture and distribute proprietary and a limited number of third-party brands throughout the State of California, one of the largest cannabis markets in the world. We also provide manufacturing, extraction and distribution services to several third-party cannabis and cannabis branding companies. We operate a 40,000 square foot processing facility in Monterey County, a 15,000 square foot manufacturing and laboratory facility in Salinas, California, a separate 21,000 square foot distribution and flower packing facility in Salinas, California and a warehouse depot in Los Angeles, California. On January 12, 2024, we surrendered possession of a 255,000 square foot greenhouse cultivation and warehouse facility. See “Recent Developments.”  Effective October 1, 2024, we assumed operational management responsibilities for two retail cannabis dispensaries in Los Angeles, California.  See “Recent Developments.”

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

Distribution and Distribution Services

We have a primary distribution center, warehouse and packing facility located in Salinas, California and a warehouse depot in Los Angeles, California. We provide physical warehousing and delivery to retail dispensary customers throughout the State of California for our manufactured products as well as third-party branded products distributed on behalf of other licensed product manufacturers. Deliveries are made daily to over 80% of the licensed dispensaries in California utilizing a fleet of 20 owned vehicles. We provide warehousing, delivery, customer service and collection services for select third-party brands.

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

Retail Dispensaries Management Services Agreements

On October 9, 2024, the Company announced that it entered into management services agreements with two cannabis retail dispensaries located in Los Angeles, California. Under the terms of the agreements, Lowell Farms will assume operational management of the retail stores, with an option to acquire equity ownership through a non-binding letter of intent.  The management services agreements commenced as of October 1, 2024, and terminate upon the earlier to occur of (i) the Company’s acquisition of the equity interests of the retail dispensaries, (ii) by mutual agreement of the applicable parties, or (iii) upon the occurrence of certain other customary circumstances specified in the management services agreements. There can be no assurance that the Company will enter into definitive agreements to acquire the equity ownership of the retail stores in a timely fashion, or at all.

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

These measures are not necessarily comparable to similarly titled measures used by other companies.

The table below reconciles Net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(3,629)	$(20,170)	$(7,316)	$(24,283)
Interest expense	2	1,594	17	4,404
Provision for income taxes	403	-	403	-
Depreciation and amortization in cost of goods sold(2)	416	1,405	2,012	3,834
Depreciation and amortization in operating expenses(2)	98	102	293	317
Depreciation and amortization in other income (expense) (2)	691	-	1,381	-
EBITDA(1)	(2,019)	(17,069)	(3,210)	(15,728)
Investment and currency (gains)/ losses	-	2	-	30
Goodwill impairment	-	92	-	193
Share-based compensation	7	(157)	43	(157)
Debt repurchase charges (4)	-	14,025	-	14,025
Other charges(3)	(69)	1,723	(1,905)	(2,161)
Adjusted EBITDA(1)	$(2,081)	$(1,384)	$(5,072)	$(3,798)

(1)	Non-GAAP measure
(2)

For the three and nine months ended September 30, 2024, includes $58 and $595, respectively related to interest charges on operating leases recorded in cost of goods sold, $4 and $12, respectively related to interest charges on operating leases recorded in operating expenses and $407 and $819, respectively related to interest charges on operating leases recorded in other income (expense).

(3)

For the three and nine months ended September 30, 2024, includes $116 and $612, respectively related to expenses incurred in exiting the cultivation facility and for the three and nine months ended September 30, 2024,  $(2,332) related to the reversal of a cultivation rent accrual  as a result of a judicial ruling on the litigation associated with the cultivation landlord for the nine months ended September 30, 2024 and $(185) related to a gain on the sale of assets for the three and nine months ended September 30, 2024.

(4)

Comprised of $13,793 of impairment charges on intangible assets and $232 of legal expenses incurred in the three and nine month periods ending September 30, 2023 related to the debt settlement and asset sale. All charges were included in other income (expense) on the Condensed Consolidated Statements of Income (Loss).

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

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

•	CPG products are primarily sales of proprietary and exclusively licensed brands of the Company.

•	Bulk product includes revenue from flower, biomass and distillates sales.

•	Lowell Farm Services revenue is related to our processing facility that provides drying, bucking, trimming, sorting, grading, and packaging services.

•	Licensing revenue includes fees from licensing the Lowell Smokes brand and sales of packaging and support services associated with non-California based activities which is now discontinued.

Revenue by Category

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023:

	Three Months Ended
	September 30,	September 30,
(in thousands)	2024	2023	$ Change	% Change
CPG	$3,244	$4,369	$(1,125)	-26%
Bulk	-	1,196	(1,196)	-100%
Lowell Farm Services	-	455	(455)	-100%
Licensing	-	192	(192)	-100%
Net revenue	$3,244	$6,212	$(2,968)	-48%

CPG revenues decreased $1.1 million for the three months ended September 30, 2024, compared to the same period of the prior year, primarily as a result of reduced sales volumes of packaged flower and pre-rolls. The reduction in revenue is partially driven by additional procedures to manage credit risk by only selling to credit worthy customers as well as managing the business as it shifts to procuring cannabis raw material from suppliers as the Company shifts away from self-grown cannabis raw material. This change in strategy temporarily reduced available inventory as the Company transitioned to new suppliers. Lowell brand revenues for the three months ended September 30, 2024 were $2.0 million and represented 63% of CPG revenues compared to $3.1 million in revenue and 72% of CPG sales in the same period in the prior year. The Company continues to expand its portfolio of distributed brands which generated $0.8 million in revenue during the current period, compared to $0.9 million in the same period of the prior year.

There were no bulk sales in the three months ended September 30, 2024 compared to $1.2 million in the same period in the prior year. The decline during the year was the result of the Company shifting to procuring cannabis raw material from suppliers, as opposed to utilizing self-grown flower. This decision has enabled the Company to strategically purchase cannabis raw material to match demand for the CPG market but has limited the available cannabis raw material for bulk sales.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023:

	Three Months Ended
	September 30,		September 30,	Change
(in thousands)	2024		2023	$	%
Net revenue	$3,244		$6,212	$(2,968)	-48%
Cost of goods sold	4,184		6,656	(2,472)	-37%
Gross profit (loss)	$(940)		$(444)	$(496)	-112%
Gross margin	-29.0%	-7.1	-4.8%

Gross margin was (29.0%) and (4.8%) in the three months ended September30, 2024 and 2023, respectively. Gross profit was adversely affected during the period by expenses incurred as a result of the transition away from the cultivation facility in early 2024. As the Company finalizes recording the exit from the cultivation facility, these expenses are not expected to recur and the non-revenue generating expenses have unfavorably impacted gross profit and margin in the current period. Further impacting gross margin is a reduction in CPG volumes generating high fixed costs per unit and increased depreciation expense related to operating lease classification of existing leases.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023:

	Three Months Ended
	September 30,	September 30,	Change
(in thousands)	2024	2023	$	%
Total operating expenses	$1,836	$2,423	$(587)	-24%
% of net revenue	57%	39%

Total operating expenses decreased $0.6 million for the three months ended September 30, 2024 compared to the same period of the prior year, primarily reflecting headcount reductions between years and operating efficiencies, despite bad debt expenses increasing $0.4 million in the current period compared to the same period in the prior year. Operating expenses increased as a percentage of net revenue to 57% for the three months ended September 30, 2024 compared to 39% for the three months ended September 30, 2023.

 Other Income (Expense)

 Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023:

	Three Months Ended
	September 30,	September 30,	Change
(in thousands)	2024	2023	$	%
Total other income (expense)	$(450)	$(17,303)	$16,853	97%
% of net revenue	-14%	-279%

Other income (expense) decreased $16.9 million for the three months ended September 30, 2024 compared to the same period of the prior year. The current year reflects a $0.2 million gain on the sale of assets and processing facility expenses of $0.7 million, offset by sublease income of $0.1 million, since the facility was unused due to the exit from cultivation activities in the previous quarter. During the current period, the Company classifies leases as operating leases, with interest expense reflected in cost of goods sold and in other expense for the unused processing facility.  Other income in the prior year primarily reflects a $13.8 million impairment charge, a $1.7 million charge related to a one time, non-recurring yield and processing variance on the Company’s processing facility and $232 of legal expenses incurred on the debt repurchase transaction.

 Net Loss

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023:

	Three Months Ended
	September 30,	September 30,	Change
(in thousands)	2024	2023	$	%
Net loss	$(3,629)	$(20,170)	$16,541	82%

Net loss was $3.6 million in the quarter ended September 30, 2024, compared to net loss of $20.2 million for the same period of the prior year as a result of the factors noted above.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenue by Category

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023:

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2024	2023	$ Change	% Change
CPG	$10,858	$13,466	$(2,608)	-19%
Bulk	730	5,989	(5,259)	-88%
Lowell Farm Services	68	664	(596)	-90%
Licensing	-	651	(651)	-100%
Net revenue	$11,656	$20,770	$(9,114)	-44%

CPG revenues decreased $2.6 million for the nine months ended September 30, 2024, compared to the same period of the prior year, primarily as a result of reduced sales volumes of packaged flower and pre-rolls. The reduction in revenue is partially driven by additional procedures to manage credit risk by only selling to credit worthy customers as well as managing the business as it shifts to procuring cannabis raw material from suppliers as the Company shifts away from self-grown cannabis raw material. This change in strategy temporarily reduced available inventory as the Company transitioned to new suppliers. Lowell brand revenues for the nine months ended September 30, 2024 were $7.4 million and represented 68% of CPG revenues compared to $10.6 million in revenue and 78% of CPG sales in the same period in the prior year. The Company continues to expand its portfolio of distributed brands which has grown to $2.6 million in revenue during the current period, compared to $1.7 million in the same period of the prior year.

Bulk sales decreased $5.3 million in the nine months ended September 30, 2024 compared to the same period in the prior year. The decline during the year was the result of the Company shifting to procuring cannabis raw material from suppliers, as opposed to utilizing self-grown flower. This decision has enabled the Company to strategically purchase cannabis raw material to match demand for the CPG market but has limited the available cannabis raw material for bulk sales.

LFS and licensing revenues generated $0.1 million and $0.7 million in the nine months ended September 30, 2024 and 2023, respectively. During the current period, the Company was primarily focused on managing the procurement of third party flower for CPG products, as opposed to third party processing. No licensing revenues were generated in 2024 reflecting the sale of the Lowell Smokes brand in October 2023.

Cost of Sales, Gross Profit and Gross Margin

Cost of goods sold consists of direct and indirect costs of production processing and distribution, and includes amounts paid for direct labor, raw materials, packaging, operating supplies, and allocated overhead, which includes allocations of right of use asset depreciation, insurance, managerial salaries, utilities, and other expenses, such as employee training, cultivation taxes and product testing. The Company manufactures for several brands and processes for cultivators that do not have the capability, licensing or capacity to process their own products. The fees earned for these activities absorb fixed overhead in manufacturing and generates service revenue. Our focus in 2024 is on pre-rolls, packaged flower and on distributing third party product. With the exit from the cultivation facility during early 2024, we will be able to react quickly to the demands of the market to better source our production needs and better control spending on third party purchased flower to manage cash outflows on flower and CPG manufacturing. We are focusing on improving our technology workflow to enable us to match production more closely with demand, executing smaller, more frequent production runs to lower inventory working capital, optimize efficiencies and expedite product getting to the market faster.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023:

	Nine Months Ended
	September 30,	September 30,	Change
(in thousands)	2024	2023	$	%
Net revenue	$11,656	$20,770	$(9,114)	-44%
Cost of goods sold	13,977	21,423	(7,446)	-35%
Gross profit	$(2,321)	$(653)	$(1,668)	-255%
Gross margin	-19.9%	-3.1%

Gross margin was (19.9%) and (3.1%) in the nine months ended September30, 2024 and 2023, respectively. Gross profit was adversely affected during the period by expenses incurred as a result of the transition away from the cultivation facility in early 2024. As the Company finalizes recording the exit from the cultivation facility, these expenses are not expected to recur and the non-revenue generating expenses have unfavorably impacted gross profit and margin in the current period. Further impacting gross margin is a reduction in CPG volumes generating high fixed costs per unit and increased depreciation expense related to operating lease classification of existing leases.

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

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023:

	Nine Months Ended
	September 30,	September 30,	Change
(in thousands)	2024	2023	$	%
Total operating expenses	$5,532	$7,294	$(1,762)	-24%
% of net revenue	47%	35%

Total operating expenses decreased $1.8 million for the nine months ended September 30, 2024 compared to the same period of the prior year, primarily reflecting headcount reductions between year and operating efficiencies. Operating expenses increased as a percentage of net revenue to 47% for the nine months ended September 30, 2024 compared to 35% for the nine months ended September 30, 2023.

 Other Income (Expense)

 Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023:

	Nine Months Ended
	September 30,	September 30,	Change
(in thousands)	2024	2023	$	%
Total other income (expense)	$940	$(16,336)	$17,276	106%
% of net revenue	8%	-79%

Other income (expense) increased $17.3 million for the nine months ended September 30, 2024 compared to the same period of the prior year. The current year reflects the reversal of a cultivation rent accrual of $2.3 million as a result of a judicial ruling on the litigation associated with the cultivation landlord, and a $0.2 million gain on the sale of assets which were partially offset by net processing facility expenses of $1.5 million since the facility was unused due to the exit from cultivation activities in the first quarter. During the current period, the Company classifies leases as operating leases, with interest expense reflected in cost of goods sold.  Other income in the prior year primarily reflects a $13.8 million impairment charge, a $1.7 million charge related to a one time, non-recurring yield and processing variance on the Company’s processing facility and $232 of legal expenses incurred on the debt repurchase transaction.

 Net Loss

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023:

	Nine Months Ended
	September 30,	September 30,	Change
(in thousands)	2024	2023	$	%
Net loss	$(7,316)	$(24,283)	$16,967	70%

Net loss was $7.3 million in the nine months ended September 30, 2024, compared to net loss of $24.3 million for the same period of the prior year as a result of the factors noted above.

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

At September 30, 2024, we had $0.3 million in cash and cash equivalents and $(1.9) million of working capital, compared to $2.3 million of cash and cash equivalents and $3.5 million of working capital at December 31, 2023.

The Company is focused on improving its balance sheet by improving accounts receivable collections, right-sizing inventories and increasing gross profits. We have taken a number of steps to improve our cash position and to continue to fund operations and capital expenditures including:

•	Focusing on collection of principal balances only;

•	Scaled back our investment in and support for non-core brands;

•	Reduced spending on marketing and brand development activities focusing primarily on growing Lowell and owned brands;

•	Restructured our organization and identified operating, selling and administrative expense cost efficiencies;

•	Focusing Lowell Farm Services on revenue and cash flow generation, and potential flower sourcing through processing third party flower while reducing labor and overhead expenses;

•	We reduced headcount and eliminated our seasonal workforce as we focus on necessary infrastructure to support our current operations;

•	In 2023, re-negotiating leases on facility space, including leasing more economically feasible facilities in Los Angeles and selling and leasing back our processing facility; and

•	In January 2024, exited our cultivation facility to take advantage of profitably sourcing flower from multiple third party sources. Refer to “Recent Developments.”

•	Focusing on raising funding to drive revenue growth associated with our retail management services agreements. Refer to “Recent Developments.”

Cash Flows

The following table presents the Company’s net cash inflows and outflows from the unaudited condensed interim consolidated financial statements of the Company for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,	September 30,	Change
(in thousands)	2024	2023	$	%
Net cash provided by (used in) operating activities	$(2,473)	$(2,895)	$422	15%
Net cash provided by (used in) investing activities	595	(58)	653	1,126%
Net cash provided by (used in) financing activities	(113)	7,353	(7,466)	-102%
Change in cash and cash equivalents	$(1,991)	$4,400	$(6,391)	-145%

Cash used in operating activities

Net cash used in operating activities was $2.5 million for the nine months ended September 30, 2024, a $0.4 million favorable improvement or 15%, compared to the nine months ended September 30, 2023. The change was primarily driven by the loss from operations improving $0.1 million in the current year period.  A net unfavorable impact of $1.7 million in net operating assets and liabilities was realized in the current year period compared to the prior year period being offset by non-recurring items in both periods. The Company recorded $1.0 million of operating lease payments during the current period.

Cash used in investing activities

The Company did not make any new investments into long-lived fixed assets during the nine months ended September 30, 2024 but did generate $0.6 million in proceeds from asset sales in the current period..

Cash used in financing activities

Net cash used in financing activities were nominal for the nine months ended September 30, 2024, was associated with principal payments on lease obligations of $0.1 million which compare to $1.6 million in principal payments on lease obligations in the prior year period.  This change was due to a reduction in lease payments after the Company exited its cultivation facility in 2023, as well as reclassifying existing leases as operating leases. The prior year period also included $9.0 million in proceeds from a sale and leaseback.

Working Capital and Cash on Hand

The following table presents the Company’s cash on hand and working capital position as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,	Change
(in thousands)	2024	2023	$	%
Working capital(1)	$(1,927)	$3,475	$(5,402)	-155%

Cash and cash equivalents	$438	$2,311	$(1,873)	-81%

_________________

(1) Non-GAAP measure - see Non-GAAP Financial Measures in this MD&A. (Total current assets less total current liabilities)

At September 30, 2024, we had 0.3 million in cash and cash equivalents and $(1.9) million of working capital, compared to $2.3 million of cash and cash equivalents and $3.5 million of working capital at December 31, 2023. The decrease in cash and cash equivalents was primarily due to unfavorable changes in operating assets and liabilities.

The Company’s future working capital is expected to be significantly impacted by the growth in operations, continuing margin improvement, net positive cash flows from our new retail management services agreements, ability to manage the growing complexity of the cannabis business and the success of capital raising efforts which are primarily associated with our retail management services activities.

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

Credit Risk

•

Credit risk is the risk of a potential loss to the Company if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at September 30, 2024 and December 31, 2023 is the carrying amount of cash and cash equivalents and accounts receivable. All cash and cash equivalents are placed with U.S. and Canadian financial institutions.

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

•	In addition to the commitments outlined in Note 14, the Company has the following contractual obligations at September 30, 2024 and December 31, 2023:

	Maturity: < 1 Year
	September 30,	December 31,
(in thousands)	2024	2023
Accounts payable and Other accrued liabilities	$5,481	$6,257

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

OUTSTANDING SHARE DATA

As of November 12, 2024, the Company had the following securities issued and outstanding:

Number of Shares
(in thousands)	(on an as converted basis)
Issued and Outstanding
Subordinate voting shares	18,150
Class B shares (1)	881
Super voting shares	20
Reserved for Issuance
Options	1,189
Warrants	226
20,466

(1) Class B shares reserved for conversion to Subordinate voting shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act)). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30 2024, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the three months ended September 30, 2024.

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

No trial has been scheduled in this matter. In addition, Plaintiff has not yet filed a motion for certification of a class despite a previous schedule to do so. Based on comments at the last court hearing, it is uncertain whether Plaintiff intends to bring a motion seeking certification of a class or proceed only on his individual claims, meaning Plaintiff would be relegated to his own damages, which is likely just a few hundred dollars and any applicable attorney’s fees. Plaintiff served discovery requests limited to class certification issues to which Lowell responded, but the parties have not engaged in any merits discovery to date. It is difficult to evaluate any potential outcome before knowing whether Plaintiff intends to pursue class action certification and before any merits discovery. The Company is prepared to vigorously defend itself at the trial if a settlement is not reached. It is difficult to evaluate the likely outcome of a trial because Plaintiff has not articulated a theory of damages. In addition, because it is uncertain whether Plaintiff will pursue class-wide or only individual damages, it is not possible to reasonably estimate any loss.

There are no other legal proceedings material to the Company to which the Company or a subsidiary thereof is a party or of which any of their respective property is the subject matter, nor are there any such proceedings known to the Company to be contemplated, and there have been no such legal proceedings during the Company’s most recently completed financial year or the nine months ended September 30, 2024.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024 there were no unregistered sales nor repurchases of equity related securities identified, outside of those already reported.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

LOWELL FARMS, INC.

Date: November 13, 2024	By:	/s/ Mark Ainsworth
Mark Ainsworth
Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial and accounting officer)

